Form 10-Q
period 2012-06-30
HYPERION THERAPEUTICS INC
filed 2012-09-07
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to

Commission File Number: 001-35614

HYPERION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1512713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Gateway Boulevard, Suite 200

South San Francisco, California 94080

(650) 745-7802

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of September 5, 2012, the number of outstanding shares of the registrant’s common stock was 16,592,042.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc.TM and RavictiTM are our trademarks. BUPHENYL® and AMMONUL® are registered trademarks of Ucyclyd Pharma, Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	FDA approval of, or other action with respect to, Ravicti;

•	the commercial launch and future sales of Ravicti or any other future products or product candidates;

•	our ability to achieve premium pricing for Ravicti;

•	our plans with respect to the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL;

•	our expectations regarding the commercial supply of our UCD products;

•	third-party payor reimbursement for Ravicti, BUPHENYL and AMMONUL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD or HE patient market size and market adoption of Ravicti by physicians and patients;

•	the timing, cost or other aspects of the commercial launch of Ravicti;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of Ravicti for additional indications or in combination therapy; and

•	our expectations regarding licensing, acquisitions and strategic operations.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$7,299	$7,018
Prepaid expenses and other current assets	436	741
Restricted cash	—	305

Total current assets	7,735	8,064

Deferred offering costs	1,375	—
Property and equipment, net	25	19
Restricted cash	—	25
Other non-current assets	447	34

Total assets	$9,582	$8,142

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,955	$1,887
Accrued liabilities	4,329	3,310
Call option liability	—	737
Convertible notes payable	31,153	23,412
Notes payable, current portion	1,705	—

Total current liabilities	39,142	29,346
Warrants liability	4,566	2,574
Notes payable, net of current portion	7,651	—

Total liabilities	51,359	31,920

Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.0001 — 66,000,000 shares authorized at June 30, 2012 and December 31, 2011; 6,575,637 shares issued and outstanding at June 30, 2012 and December 31, 2011 (Aggregate liquidation preference of $63,272 at June 30, 2012 and December 31, 2011)	58,326	58,326

Stockholders’ deficit
Common stock, par value $0.0001 — 80,000,000 shares authorized at June 30, 2012 and December 31, 2011; 481,174 and 469,319 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	25,679	24,630
Deficit accumulated during the development stage	(125,782)	(106,734)

Total stockholders’ deficit	(100,103)	(82,104)

Total liabilities, convertible preferred stock and stockholders’ deficit	$9,582	$8,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2012	2011	2012	2011	June 30, 2012
Revenue	$—	$—	$—	$—	$286
Cost of revenue	—	—	—	—	10

Gross profit	—	—	—	—	276

Operating expenses
Research and development	2,732	4,632	11,640	8,932	81,875
General and administrative	1,469	2,488	3,540	3,849	22,667
Selling and marketing	554	217	800	467	7,876
Impairment of development and promotion rights acquisition cost	—	—	—	—	7,059

Total operating expenses	4,755	7,337	15,980	13,248	119,477

Loss from operations	(4,755)	(7,337)	(15,980)	(13,248)	(119,201)
Interest income	3	10	7	14	449
Interest expense	(1,282)	(849)	(2,322)	(849)	(7,564)
Other income (expense) - net	(1,128)	52	(753)	52	534

Net loss	(7,162)	(8,124)	(19,048)	(14,031)	(125,782)
Accretion of Series B preferred stock to redemption value	—	—	—	—	(114)

Net loss attributable to common stockholders	$(7,162)	$(8,124)	$(19,048)	$(14,031)	$(125,896)

Net loss per share attributable to common stockholders:
Basic and diluted	$(15.26)	$(17.31)	$(40.59)	$(29.90)

Weighted average number of shares used to compute net loss per share of common stock:
Basic and diluted	469,319	469,319	469,319	469,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2012	2011	June 30, 2012
Cash flows from operating activities
Net loss	$(19,048)	$(14,031)	$(125,782)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7	35	498
Amortization of debt discount	822	587	2,371
Conversion of accrued interest to convertible preferred stock	—	—	514
Remeasurement of warrants liability	1,445	(97)	2,113
Remeasurement of call option liability and preferred stock liability	(737)	47	(2,818)
Stock-based compensation expense	320	155	1,304
Issuance of common stock in connection with collaboration agreement	—	—	564
Acquisition of development and promotion rights	—	—	(10,000)
Amortization of debt issuance costs	48	—	465
Amortization of development and promotion rights acquisition cost	—	—	2,941
Impairment of development and promotion rights acquisition cost	—	—	7,059
Other	—	—	4
Changes in assets and liabilities
Prepaid expenses and other current assets	266	(451)	(488)
Other non-current assets	(137)	15	(171)
Accounts payable	(267)	1,022	1,620
Accrued liabilities and other non-current liabilities	786	(41)	4,710

Net cash used in operating activities	(16,495)	(12,759)	(115,096)

Cash flows from investing activities
Acquisition of property and equipment	(13)	(8)	(331)
Option to purchase BUPHENYL and AMMONUL (Note 3)	(283)	—	(283)
Change in restricted cash	329	—	—

Net cash provided by (used in) investing activities	33	(8)	(614)

Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	48	—	163
Proceeds from issuance of convertible preferred stock, net	—	—	66,074
Proceeds from issuance of convertible notes payable	7,504	17,478	47,774
Proceeds from issuance of notes payable	10,000	—	20,000
Payments of deferred offering costs	(809)	—	(809)
Principal payments under notes payable	—	—	(10,000)
Principal payments under capital lease obligations	—	—	(193)

Net cash provided by financing activities	16,743	17,478	123,009

Net increase in cash and cash equivalents	281	4,711	7,299
Cash and cash equivalents, beginning of period	7,018	6,579	—

Cash and cash equivalents, end of period	$7,299	$11,290	$7,299

Supplemental cash flow information
Cash paid for interest	$105	$—	$1,897
Supplemental disclosure of noncash investing and financing activities
Warrants issued in connection with notes payable	1,228	1,089	3,135
Issuance of call option related to convertible notes payable	—	869	1,707
Gain on extinguishment of debt	—	—	1,143
Conversion of promissory notes to Series B redeemable convertible preferred stock	—	—	301
Accretion to redemption value of Series B redeemable convertible preferred stock	—	—	114
Purchase of property and equipment under capital leases	—	—	193
Conversion of notes payable and accrued interest to Series C-1 convertible preferred stock	—	—	15,501
Conversion of Series A and Series B redeemable convertible preferred stock to common stock	—	—	21,934
Preferred stock liability related to the second tranche of Series C-2 preferred stock	—	—	361
Accrued deferred offering costs	566	—	566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Formation and Business of the Company

Hyperion Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on November 1, 2006. The Company’s activities since inception have consisted primarily of raising capital, negotiating a promotion and drug development collaboration agreement, establishing a management team and performing drug development activities. Accordingly, the Company is considered to be in the development stage.

The Company is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. The Company is developing Ravicti™ (glycerol phenylbutyrate) to treat the most prevalent urea cycle disorders (“UCD”) and hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product candidate, Ravicti, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On December 23, 2011, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (the “FDA”) for Ravicti for the chronic treatment of UCD in patients aged 6 years and above. The FDA accepted the NDA for review in February 2012.

On July 31, 2012, the Company completed its initial public offering (“IPO”) and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share (see Note 12). In addition, the Company sold an additional 750,000 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of approximately $51.2 million, after deducting underwriting discounts and commissions of approximately $4.0 million and expenses of approximately $2.3 million.

Hyperion Therapeutics Limited was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales and is wholly owned by the Company. There has been no activity in Hyperion Therapeutics Limited for the last three fiscal years.

The condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the three and six months ended June 30, 2012, the Company incurred a net loss of $7.2 million and $19.0 million, respectively, and the Company used $16.5 million of cash in operations during the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, the Company had a deficit accumulated during the development stage of $125.8 million and $106.7 million, respectively, and a working capital deficit of $31.4 million and $21.3 million, respectively. The Company expects to incur increased research and development expenses if the Company initiates a Phase III trial of Ravicti for the treatment of patients with episodic HE or if the FDA requires the Company to do additional studies for the approval of Ravicti for UCD. In addition, the Company expects to incur increased sales and marketing expenses if Ravicti is approved for UCD. Management’s plans with respect to these matters include utilization of a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of Ravicti in UCD and possibly in HE, expanding the Company’s organization, and preparing for potential commercialization of Ravicti, if approved by the FDA. The Company may need to raise additional funds through equity or debt financing or reduce discretionary spending. Failure to achieve these plans may result in the Company not being able to achieve its business objectives.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2011, included in our prospectus dated July 25, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets, preclinical and clinical trial accruals, research and development expenses and stock-based compensation expense and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business. The Company’s only revenue since its inception was from Ucyclyd Pharma, Inc. (“Ucyclyd”), which is located in the United States. All long-lived assets are maintained in the United States.

Reverse Stock Split

The Company effected a 1-for-6.09 reverse stock split of its common stock and preferred stock on July 12, 2012. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively to reflect this reverse stock split.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, restricted cash, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the preferred stock liability, the common stock warrants liability, the preferred stock warrants liability and the call option liability represents their estimated fair values. See Note 4, Fair Value Measurements, regarding the fair value of the Company’s convertible notes payable.

Comprehensive Loss

For all periods presented the comprehensive loss was equal to the net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed consolidated financial statements.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes payable, stock options and common and preferred stock warrants are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” issued in May 2011. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The new guidance will require prospective application. The adoption of this accounting standard update required expanded disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210).” This update provides enhanced disclosure requirements regarding the nature of an entity’s right of offset related to arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. This pronouncement is effective for financial reporting period beginning on or after January 1, 2013 and full retrospective application is required. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

3.	Collaboration Agreement with Ucyclyd Pharma, Inc.

In March 2012, the Company entered into an asset purchase agreement with Ucyclyd (the “purchase agreement”) pursuant to which the Company purchased the worldwide rights to Ravicti and an amended and restated collaboration agreement (the “restated collaboration agreement”) pursuant to which Ucyclyd granted the Company an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23, 2007, as amended.

Under the purchase agreement, the Company made a payment of $6.0 million of which (i) $5.7 million was allocated to the worldwide rights to Ravicti and (ii) $0.3 million was allocated to the option to purchase rights to BUPHENYL and AMMONUL, based on their relative fair values. The allocated amount to the rights to Ravicti of $5.7 million was recorded to research and development expense in the condensed consolidated statements of operations for the period ended March 31, 2012 due to the uncertainty of an alternative future use. The allocated amount to the option to purchase rights to BUPHENYL and AMMONUL in the amount of $0.3 million is included within other non-current assets and will be evaluated for potential impairment until exercised, at which time it will be added to the option exercise price.

The Company will also pay tiered mid-to-high single digit royalties on global net sales of Ravicti and may owe regulatory milestones of up to $15.8 million related to approval of Ravicti in HE, regulatory milestones of up to $7.3 million per indication for approval of Ravicti in indications other than UCD or HE, and net sales milestones of up to $38.8 million if Ravicti is approved for use in indications other than UCD (such as HE) and all annual sales targets are reached.

In addition, the intellectual property license agreements executed between Ucyclyd and Dr. Marshall L. Summar (“Summar”) and Ucyclyd and Brusilow Enterprises, LLC (“Brusilow”) were assigned to the Company, and the Company has assumed the royalty and milestone obligations under the Brusilow agreement for sales of Ravicti in any indication and the royalty obligations under the Summar agreement on sales of Ravicti to treat HE. The Company will also pay Brusilow an annual license extension fee to keep the Brusilow license in effect, which extension fee is payable until the Company’s first commercial sale of Ravicti following FDA approval. The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

Under the terms of the restated collaboration agreement, the Company has an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain rights to AMMONUL. The Company will be permitted to exercise this option for 90 days beginning on the earlier of the date of the approval of Ravicti for the treatment of UCD and June 30, 2013, but in no event earlier than January 1, 2013. The upfront purchase price for AMMONUL and BUPHENYL is $22.0 million, which the Company may fund by drawing on a loan commitment from Ucyclyd. The loan would be payable in eight quarterly payments and would bear interest at a rate of 9% per year, and would be secured by the BUPHENYL and AMMONUL assets. If the Ravicti NDA for UCD is not approved by January 1, 2013, then Ucyclyd is obligated to make monthly payments of $0.5 million to the Company until the earliest of (1) FDA approval of the Ravicti NDA for UCD, (2) June 30, 2013 and (3) the Company’s written notification of the decision not to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL.

If the Company exercises its option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, then Ucyclyd has the time-limited right to elect to retain all rights to AMMONUL for a purchase price of $32.0 million. If Ucyclyd exercises this option, Ucyclyd will pay the Company a net payment of $13.0 million on closing of the purchase transaction, which reflects the purchase price for Ucyclyd’s worldwide rights to BUPHENYL being set-off against Ucyclyd’s retention payment for AMMONUL. If Ucyclyd retains rights to AMMONUL, subject to certain terms and conditions, the Company retains a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Fair Value Measurements

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures,” which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants liability	$—	$—	$3,771
Preferred stock warrants liability	—	—	795

	$—	$—	$4,566

	December 31, 2011
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants liability	$—	$—	$1,978
Preferred stock warrants liability	—	—	596
Call option liability	—	—	737

	$—	$—	$3,311

Upon issuance of the common and preferred stock warrants liability and the call option liability, the Company estimates the fair value and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants and the call options; and the expected volatility of the price of the underlying common stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in the fair values of level 3 liabilities (in thousands):

	April 2011 Common Stock Warrants Liability	October 2011 Preferred Stock Warrants Liability	October 2011 Call Option Liability	Total
Fair value at December 31, 2011	$1,978	$596	$737	$3,311
Recognition of fair value at the date of issuance of second closing in February 2012 (Notes 6 and 7)	—	547	—	547
Change in fair value recorded in other expense (income), net	1,793	(348)	(737)	708

Fair value at June 30, 2012	$3,771	$795	$—	$4,566

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of June 30, 2012 (in thousands):

	June 30, 2012
	Carrying Value	Estimated Fair Value
April 2011 Notes	$16,981	$18,792
October 2011 Notes	14,172	15,492
April 2012 Notes	9,356	9,950

Total	$40,509	$44,234

The fair values of the April and October 2011 and April 2012 notes are based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. The notes payable are classified within Level 3 of the hierarchy of fair value measurements.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	June 30, 2012	December 31, 2011
Preclinical and clinical trial expenses	$786	$1,489
Payroll and related expenses	1,346	1,235
Interest payable	1,787	392
Deferred rent, current portion	—	7
Other	410	187

	$4,329	$3,310

6.	Notes Payable

April 2011 Convertible Notes Payable

In April 2011, the Company entered into a convertible notes financing (the “April 2011 convertible notes financing”), in which it issued an aggregate principal amount of $17.5 million of convertible notes in an initial closing in April and an aggregate principal amount of $8,285 of convertible notes in subsequent closings in May 2011 (collectively, the “April 2011 Notes”) pursuant to the Convertible Note and Warrant Purchase Agreement dated April 1, 2011 (the “April 2011 Purchase Agreement”). The April 2011 Purchase Agreement permits the Company to issue up to an aggregate principal amount of $35.0 million.

The April 2011 Notes accrue interest at a rate of 6% per annum and have a maturity date of the earliest of (i) demand by the holders of 66% of the principal amount of the then-outstanding April 2011 Notes under certain circumstances, which demand may not be made earlier than December 31, 2012, as amended or (ii) an event of default. The April 2011 Notes cannot be prepaid, except on demand by the holders of the April 2011 Notes, as described above. The principal and the interest under the April 2011 notes are automatically convertible (i) into securities that are sold in an issuance of preferred stock generating gross proceeds of at least $30.0 million, referred to herein as a qualified financing, at the lowest price at which such securities are sold to certain new investors in the qualified financing, (ii) into Series C-2 convertible preferred stock upon the occurrence of certain change of control events, unless the holders of 66% of the principal amount of the then-outstanding April 2011 Notes notify the Company of their election to accelerate the unpaid principal and interest of the April 2011 Notes in connection with the change of control event, or (iii) into common stock immediately prior to the consummation of an initial public offering, at a conversion price equal to the initial public offering price. In addition, holders of 66% of the principal amount of the then-outstanding April 2011 Notes have the option to convert the April 2011 Notes (i) in the event that the Company consummates an equity financing that is not a “qualified financing,” as described above, prior to the maturity of the April 2011 Notes, into the equity securities issued in the equity financing, or (ii) upon maturity of the April 2011 Notes, if the April 2011 Notes have not been previously converted, into shares of the Company’s Series C-2 convertible preferred stock.

On July 31, 2012, upon closing of the IPO, the principal and accrued interest under the Company’s April 2011 Notes amounting to $18.9 million converted into 1,888,054 shares of common stock (see Note 12).

April 2011 Call Option Liability

The April 2011 Purchase Agreement also provides that so long as there has not been a qualified financing, change of control or initial public offering, on or before June 30, 2011, or in the event that the April 2011 Notes issued in an initial closing or subsequent initial closing have not been previously converted into common or preferred stock as set forth in the April 2011 Purchase Agreement, upon the election and approval of the holders of 66% of the principal amount of the then-outstanding April 2011 Notes, the Company will issue (i) notes with an aggregate principal amount of up to $7.5 million in the event that none of the subsequent closing notes have been issued or (ii) up to an aggregate principal amount of up to $10.5 million in the event all or a portion of the subsequent closing notes have been issued. The additional note amount was determined to be a call option (“April 2011 Call Option”) that was recorded at its fair value of $0.9 million as a debt discount that has been amortized to interest expense over the term of the April 2011 Notes. The fair value of the April 2011 Call Option was determined using the Black-Scholes option-pricing model on the date of the issuance using the following assumptions: expected life of 7 months, risk free interest rate of 0.27%, dividend yield of 0% and

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

expected volatility of 50%. During the year ended December 31, 2011, the Company recorded $0.3 million in other income (expense), net to reflect the change in the fair value of the April 2011 Call Option, and $0.6 million in the gain on the extinguishment of debt to reflect the termination of the April 2011 Call Option in October 2011.

Amendment to the April 2011 Convertible Notes Payable

In October 2011, the Company substantially amended the April 2011 Purchase Agreement to extend the term of the April 2011 Notes from January 31, 2012 to December 31, 2012, and to terminate the April 2011 Call Option. As a result, the transaction was accounted for as an extinguishment of debt in the amount of $1.1 million, which includes $0.6 million on termination of the April 2011 Call Option, calculated as the excess of the carrying amount of the notes, including accrued interest, over the fair value of the amended notes. In accordance with ASC 470-50-40-2, the Company reflected the gain on extinguishment of debt resulting from this related party transaction as a capital contribution and credited this amount to additional paid-in capital within the statement of stockholders’ deficit.

October 2011 Convertible Notes Payable

In October 2011, the Company entered into a convertible notes financing (the “October 2011 convertible notes financing”), in which it issued an aggregate principal amount of $7.5 million of convertible notes in an initial closing in October and an aggregate principal amount of $3,551 of convertible notes in a subsequent initial closing in November 2011 and aggregate amount of $7.5 million of convertible notes in the second closing in February 2012 (collectively, the “October 2011 Notes”) pursuant to the Convertible Note and Warrant Purchase Agreement dated October 26, 2011 (the “October 2011 Purchase Agreement”). The October 2011 Purchase Agreement permitted the Company to issue up to an aggregate principal amount of $15.0 million.

The October 2011 Notes accrue interest at a rate of 6% per annum and have a maturity date of the earliest of (i) demand by the holders of 66% of the principal amount of the then-outstanding October 2011 Notes under certain circumstances, which demand may not be made earlier than December 31, 2012, or (ii) an event of default. The October 2011 Notes cannot be prepaid, except on demand by the holders of the October 2011 Notes, as described above. The principal and the interest under the October 2011 Notes are automatically convertible (a) into securities that are sold in an issuance of preferred stock generating gross proceeds of at least $40.0 million, referred to herein as a qualified financing, equal to the quotient of (i) the outstanding principal amount plus unpaid accrued interest divided by (ii) the price per share paid by the investors purchasing new preferred stock in the qualified financing; (b) upon the occurrence of certain change in control events, into new series of preferred stock equal to the quotient of (i) the outstanding principal amount plus accrued interest divided by (ii) the Series C-2 original issue price, or (c) into common stock immediately prior to the consummation of an initial public offering, at a conversion price equal to the initial public offering price. In addition, holders of 66% of the principal amount of the then-outstanding October 2011 Notes have the option to convert the October 2011 Notes (i) in the event that the Company consummates an equity financing that is not a “qualified financing,” as described above, prior to the maturity of the October 2011 Notes, into the equity securities issued in the equity financing, or (ii) upon maturity of the October 2011 Notes, if the October 2011 Notes have not been previously converted, into shares of the Company’s Series C-2 convertible preferred stock.

On July 31, 2012, upon closing of the IPO, the principal and accrued interest under the Company’s October 2011 Notes amounting to $15.6 million converted into 1,556,816 shares of common stock (see Note 12).

October 2011 Call Option Liability

The October 2011 Purchase Agreement also provides that so long as there has not been a qualified financing, change of control or initial public offering, on or before June 30, 2012, or in the event that the October 2011 Notes issued in the initial closing or subsequent initial closings have not been previously converted into common or preferred stock as set forth in the agreement, upon the election and approval of the holders of 66% of the principal amount of the then-outstanding October 2011 Notes, the Company will issue (i) notes with an aggregate principal amount of $7.5 million or (ii) up to $7.5 million of notes in the event all or a portion of the subsequent initial closing notes have been issued. The additional note amount was determined to be a call option (“October 2011 call option”) that was recorded as its fair value of $0.8 million as a debt discount that has been amortized to interest expense over the term of the October 2011 notes. The fair value of October 2011 call option was determined using the Black-Scholes option-pricing model on the date of issuance using the following assumptions: expected life of 8 months, risk free interest rate of 0.12%, dividend yield of 0% and expected volatility of 50%. During the year ended December 31, 2011, the Company recorded $0.1 million in other income (expense), net to reflect the change in the fair value of the October 2011 Call Option. The Company determined the fair value of the October 2011 Call Option at December 31, 2011 to be $0.7 million, using the Black-Scholes option-pricing model with the following assumptions: expected life 6 months, risk-interest rate of 0.12%, dividend yield of 0% and expected volatility of 50%.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recorded $0.7 million to other income (expense), net in its condensed consolidated statements of operations upon issuance of the second closing of the October 2011 Notes in February 2012 for $7.5 million.

As of June 30, 2012, the carrying values of the April 2011 Notes and October 2011 Notes were $17.0 million and $14.2 million, respectively, totaling $31.2 million. As of December 31, 2011, the carrying values of the April 2011 Notes and the October 2011 Notes were $17.0 million (based on the estimated fair value of April 2011 Notes after the amendment) and $6.4 million, respectively, totaling to $23.4 million.

During the three and six months ended June 30, 2012, the Company recorded amortization for debt discount of $0.4 million and $0.8 million, respectively, related to the October 2011 Notes. During both the three and six months ended June 30, 2011, the Company recorded amortization for debt discount of $0.6 million related to the April 2011 Notes.

In addition, the Company determined that the April 2011 Notes and the October 2011 Notes have contingent beneficial conversion features related to the conversion options described above. Upon the occurrence of the contingent event underlying those conversion options, the Company may recognize a charge based on the difference, if any, between the adjusted conversion price and the fair market value of common stock at the original issuance date. This charge, if any, will impact net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share attributable to common stockholders.

As discussed in Note 12, on July 31, 2012, the April 2011 Notes and the October 2011 Notes converted into shares of common stock upon closing of the IPO and the Company determined that no beneficial conversion features exists.

April 2012 Notes Payable

In April 2012, the Company entered into a $10.0 million loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank and Leader Lending, LLC - Series B (the “Lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the Loan Agreement, the Company granted a security interest in all of its assets, except intellectual property. The Company’s obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on its assets including the Company’s intellectual property, mergers and acquisitions and distributions to stockholders. The Loan Agreement also requires the Company to provide the Lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Loan Agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

Pursuant to the terms of the Loan Agreement, once the Company raises at least $30.0 million from the sale of equity securities or subordinated debt, the Lenders also agreed to grant the Company a one-time single loan in the amount of $2.5 million (the “Bank Term Loan”). The Lender’s obligation to lend terminates on the earlier of (i) an event of default or (ii) September 30, 2012. The principal amount outstanding for the Bank Term Loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the Loan Agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

7.	Warrants

October 2007 Common Stock Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants were exercisable at $1,913.05 per share and expire in October 2017 (the “October 2007 common stock warrants”). The October 2007 common stock warrants were outstanding as of June 30, 2012.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 2008 Common Stock Warrants

In exchange for services received, the Company issued a warrant to purchase 22 shares of common stock at an exercise price of $327.95 per share in April 2008 (the “April 2008 common stock warrants”). The April 2008 common stock warrants were outstanding as of June 30, 2012 and will expire in December 2012.

April 2011 Common Stock Warrants

In connection with the April 2011 convertible notes financing (Note 6), the Company issued warrants to purchase shares of the Company’s common stock in an initial closing in April 2011 and in subsequent closings in May 2011 (collectively, the “April 2011 common stock warrants”) both at an exercise price of $4.08 per share and subject to adjustments upon the occurrence of certain events, including but not limited to a capital reorganization, reclassification or subdivision of common shares. The number of shares of common stock are calculated based on 30% of the principal amount of the April 2011 Notes divided by either (i) in the event that the holder’s notes have been converted into shares of new preferred stock, the price per share paid by a new investor in a qualified financing, (ii) in the event that the holder’s April 2011 Notes have been converted into shares of Series C-2 preferred stock, the Series C-2 original issue price of $9.62, (iii) in the event that the holder’s April 2011 Notes have been converted into equity securities in a non-qualified financing, the price paid per share by an investor in a non-qualified financing, or (iv) a price of $9.62 in the event of an initial public offering. The April 2011 common stock warrants are exercisable until April 2021.

On July 31, 2012, immediately prior to the closing of the IPO, the April 2011 common stock warrants automatically net exercised into 322,599 shares of common stock (see Note 12).

October 2011 Preferred Stock Warrants

In connection with the October 2011 convertible notes financing (Note 6), the Company issued warrants to purchase shares of the Company’s preferred stock, in an initial closing in October 2011, and in a subsequent initial closing in November 2011 and in the second closing in February 2012 (collectively, the “October 2011 preferred stock warrants”) both at exercise prices subject to adjustments upon the occurrence of certain events, including but not limited to a capital reorganization, reclassification or subdivision of common shares. The number of shares of preferred stock are calculated based on 30% of the principal amount of the October 2011 Notes divided by either: (i) the price per share paid by the investors for the new preferred stock in the qualified financing; (ii) Series C-2 preferred stock original price at $9.62; (iii) price per share paid by the investors for equity securities in the nonqualified financing, or (iv) a price of $9.62 in the event of an initial public offering. These October 2011 preferred stock warrants are exercisable until October 25, 2018. The additional preferred stock warrants issued in February 2012 are exercisable until February 7, 2019.

On July 31, 2012, immediately prior to the closing of the IPO, the October 2011 preferred stock warrants automatically net exercised into 17,762 shares of common stock (see Note 12).

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012 (Note 6), the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). The April 2012 common stock warrants were outstanding as of June 30, 2012.

Common and Preferred Stock Warrants Fair Value Measurements

Under ASC 815 and ASC 480-10, the Company accounts for the April 2011 common stock warrants and the October 2011 preferred stock warrants, respectively, at fair value and recorded them as liabilities on the date of issuance. The Company accounts for the April 2012 common stock warrants at fair value and recorded them as equity on the date of issuance. Because the April 2012 common stock warrants meet the requirements for equity classification under ASC 815, the Company is not required to remeasure the fair value of the warrants subsequent to the date of issuance.

On the date of the issuance and in subsequent remeasurement, the Company determined the fair value of the April and October 2011 warrants by allocating the Company equity value using the Black-Scholes option-pricing model at each reporting date. The Company’s equity value was allocated among the various convertible debt and equity classes expected to be outstanding at the liquidity events based on the rights and preferences of each class.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the April 2011 common stock warrants as of the date of issuance was determined to be $1.1 million, recorded as a debt discount and amortized to interest expense over the term of the April 2011 Notes. The fair value was determined using the following assumptions: expected life of 2 years; risk free interest rate of 0.80%; and expected volatility of 70%.

The fair value of the October 2011 preferred stock warrants as of the date of issuance date was determined to be $0.4 million, recorded as a debt discount and amortized to interest expense over the term of the October 2011 Notes. The fair value was determined using the following assumptions: expected life of 1.50 years; risk free interest rate of 0.12%; and the expected volatility of 70%. The fair value of the preferred stock warrants issued in February 2012 in connection with the second closing of the October 2011 Notes was determined to be $0.5 million, recorded as a debt discount and amortized to interest expense over the term of the October 2011 Notes. The fair value was determined using the following assumptions: expected life of 1 year; risk free interest rate of 0.20%; and expected volatility of 70%.

The fair value of the April 2012 common stock warrants as of the date of issuance was determined to be $0.7 million, recorded as a debt discount and amortized to interest expense over the term of the April 2012 Notes. Using the Black-Scholes option-pricing model, the fair value was determined using the following assumptions: expected life of 10 years; risk free interest rate of 1.98%; and expected volatility of 70%.

For the three and six months ended June 30, 2012, the Company recorded $1.3 million and $1.8 million in other income (expense), net, respectively, to reflect the change in fair value of the April 2011 common stock warrants. For the three and six months ended June 30, 2012, the Company recorded $0.2 million and $0.3 million in other income (expense), net, respectively, to reflect the change in fair value of the October 2011 preferred stock warrants.

During the three and six months ended June 30, 2011, the Company recorded $0.1 million in other income (expense), net, in both periods, to reflect the change in fair value of the April 2011 common stock warrants.

As of June 30, 2012, the fair values of the April 2011 common stock warrants and October 2011 preferred stock warrants were determined to be $3.8 million and $0.8 million, respectively, using the following assumptions: expected life of 1 month; risk free interest rate of 0.04%; and expected volatility of 70%. At December 31, 2011, the fair values of the April 2011 common stock warrants and October 2011 preferred stock warrants were determined to be $2.0 million and $0.6 million respectively, using the following assumptions: expected life of 1.50 years; risk free interest rate of 0.12%; and expected volatility of 70%.

The following table summarizes the outstanding warrants and the corresponding exercise price as of June 30, 2012 and December 31, 2011:

	Number of Shares Outstanding
	June 30, 2012	December 31, 2011	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05
April 2008 common stock warrants	22	22	$327.95
April 2011 common stock warrants	322,599	322,599	$4.08
October 2011 preferred stock warrants	17,762	8,881	$9.62
April 2012 common stock warrants	75,974	—	$4.08

8.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. Further, the Company may be subject to certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

In accordance with the Company’s amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is contingently committed for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under the restated collaboration agreement and purchase agreement with Ucyclyd (Note 3). The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of Ravicti and the closing of the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL under the purchase agreement and the restated collaboration agreement.

9.	Stock Option Plan

In April 2012, the board of directors of the Company amended the 2006 Plan to increase the number of shares available for grant by 453,348 shares and also approved the grant of 453,348 stock options under the Plan at an exercise price of $7.31.

Additionally, in April 2012, the board of directors of the Company adopted, subject to the approval of the Company’s stockholders, the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards.

In July 2012, the Company’s stockholders approved the adoption of the 2012 Plan. The 2012 Plan became effective on July 25, 2012 (see Note 12).

As of June 30, 2012 and December 31, 2011, the Company had reserved 1,902,147 and 1,448,799 shares of common stock for issuance under the 2006 Plan.

Stock-Based Compensation Associated with Awards to Employees

The Company granted stock options to employees to purchase 453,348 and 407,946 shares of common stock for the six months ended June 30, 2012 and 2011, respectively. The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted to employees was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period From November 1, 2006 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Research and development	$102	$43	$139	$58	$469
General and administrative	115	58	149	86	718
Selling and marketing	25	7	32	11	100

Total	$242	$108	$320	$155	$1,287

Allocations to research and development, general and administrative and sales, and marketing expense are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

10.	Income Taxes

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. During 2011, the Company made claims for 2009 and 2010 Orphan Drug Credits, resulting in additional federal credits of approximately $8.5 million. The future tax benefits of such claims have been included in deferred taxes. The Company will also claim the Orphan Drug Credit with its 2011 tax return.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

There was no interest or penalties accrued at January 1, 2009 and June 30, 2012. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the U.S. and California. The Company is not currently under income tax examinations by any tax authorities.

11.	Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(7,162)	$(8,124)	$(19,048)	$(14,031)

Denominator:
Weighted-average number of common shares used in calculating net loss per share — basic and diluted outstanding	469,319	469,319	469,319	469,319

Net loss per share attributable to common stockholders — basic and diluted	$(15.26)	$(17.31)	$(40.59)	$(29.90)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible preferred stock	6,575,637	6,575,637	6,575,637	6,575,637
Stock options	1,717,337	1,300,512	1,717,337	1,300,512
October 2007, April 2008 and 2012 common stock warrants	76,270	296	76,270	296

Total	8,369,244	7,876,445	8,369,244	7,876,445

12.	Subsequent Events

Reverse Stock Split

The Company effected a 1-for-6.09 reverse stock split of its common stock and preferred stock on July 12, 2012. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively to reflect this reverse stock split.

Initial Public Offering

On July 31, 2012, the Company completed its IPO and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share. The Company sold an additional 750,000 shares of common stock directly to its underwriters when they exercised their option to purchase additional shares at the initial offering price of $10.00 per share. The Company received net proceeds from the IPO of approximately $51.2 million, after deducting underwriting discounts and commissions of approximately $4.0 million and expenses of approximately $2.3 million.

On July 31, 2012, upon the closing of the IPO, the Company’s Series C-1 and Series C-2 preferred stock converted into 1,912,598 and 4,663,039 shares of common stock, respectively. In addition, the principal and accrued interest under the Company’s April 2011 and October 2011 Notes amounting to $18.9 million and $15.6 million, respectively, converted into 1,888,054 and 1,556,816 shares of common stock. Additionally, the April 2011 common stock warrants and October 2011 preferred stock warrants were converted into 322,599 and 17,762 shares of common stock, respectively, immediately prior to the closing of the IPO.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common and Preferred Stock

On July 31, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 with a par value of $0.0001 per share and decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.0001 per share.

Stock Option Plan

In July 2012, the Company’s stockholders approved the adoption of the 2012 Plan. The 2012 Plan became effective on July 25, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2011, included in our prospectus dated July 25, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. We are developing our product candidate, Ravicti, to treat two different diseases in which blood ammonia is elevated: the most prevalent urea cycle disorders (“UCD”) and hepatic encephalopathy (“HE”). UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or protein transporters that constitute the urea cycle, which in a healthy individual removes ammonia through the conversion of ammonia to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic disease which fluctuates in severity and may lead to serious neurological damage. On December 23, 2011, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for Ravicti for the chronic management of UCD in patients aged 6 years and above. The FDA accepted the NDA for review in February 2012. Under the Prescription Drug User Fee Act, (“PDUFA”) the FDA was originally due to notify us regarding Ravicti’s approval status by October 23, 2012. On September 5, 2012, the FDA notified us that our August 23, 2012 submission of additional information requested by the FDA has been designated as a major amendment. As a result, the FDA extended the PDUFA action date by three months to January 23, 2013. In April 2012, we submitted data from the switchover portion of a clinical trial in UCD patients aged 29 days through 5 years and a revised draft package insert requesting approval of Ravicti to include this patient population. We currently expect to commercially launch Ravicti in the first half of 2013. In May 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on Ravicti versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin.

Pursuant to an asset purchase agreement, or purchase agreement, with Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, we purchased the worldwide rights to Ravicti in March 2012 for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of Ravicti. Pursuant to an amended and restated collaboration agreement, or restated collaboration agreement, with Ucyclyd entered into on March 2012, we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. We will be permitted to exercise this option for a period of 90 days beginning on the earlier of the date of the approval of Ravicti for the treatment of UCD and June 30, 2013, but in no event earlier than January 1, 2013. To fund this upfront payment, we may draw on a loan commitment from Ucyclyd, which loan would be payable over eight quarters. If we exercise our option, Ucyclyd has a time-limited option to retain AMMONUL at a purchase price of $32.0 million. If Ucyclyd exercises its option and retains AMMONUL, the upfront purchase price for Ucyclyd’s worldwide rights to BUPHENYL will be $19.0 million resulting in a net payment from Ucyclyd to us of $13.0 million upon close of the transaction.

We are a development stage company and have incurred net losses since our inception. As of June 30, 2012, we had a deficit accumulated during the development stage of $125.8 million. We recorded net losses of $7.2 million and $19.0 million during the three and six months ended June 30, 2012, respectively, and net losses of $8.1 million and $14.0 million during the three and six months ended June 30, 2011, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of Ravicti, and preparing for potential commercialization of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd. We expect to incur significant and increasing operating losses and negative cash flows in the near future as we continue to conduct clinical trials, seek regulatory approval of Ravicti in UCD and HE, expand our organization, prepare for the potential commercial launch of Ravicti if approved by the FDA, and purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain AMMONUL. In addition, any future acquisitions of products or product candidates may require additional capital and personnel.

Prior to our initial public offering (“IPO”) in July 2012, substantially all of our operations have been funded through the private placement of equity securities and convertible debt. Through June 30, 2012, we have raised net cash proceeds of approximately $66.1 million from the sales of convertible preferred stock, and $15.3 million from the issuance of convertible notes which subsequently converted into shares of convertible preferred stock. Additionally, during 2011 and during the first quarter of 2012 we issued approximately $25.0 million and $7.5 million, respectively, in convertible notes.

In May 2012, we completed a Phase II trial of Ravicti in HE which met its primary endpoint. We expect our research and development expenses to increase if we initiate a Phase III trial of Ravicti in HE or if the FDA requires us to do additional studies for the approval of Ravicti in UCD. If we obtain marketing approval for Ravicti in UCD, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. We also expect to incur additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. Our shares began trading on the NASDAQ Global Market on July 26, 2012. We received net proceeds from the IPO of approximately $51.2 million, after deducting underwriting discounts and commissions of approximately $4.0 million and expenses of approximately $2.3 million. We plan to use the net proceeds of the offering to fund clinical development, regulatory approval, post-marketing studies and, if approved, the commercial launch of Ravicti for UCD; to fund license payments to Brusilow Enterprises, LLC; and for general corporate purposes. For additional information, see Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Financial Overview

Revenue

We have generated no revenue from the sale of any products in the last three years, and we do not expect to generate any revenue unless or until we obtain marketing approval of and commercialize Ravicti, or exercise the option to purchase Ucyclyd’s worldwide rights to and commercialize BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain AMMONUL.

For the period from inception to June 30, 2012, we have only generated limited revenue from the promotion of BUPHENYL and AMMONUL during 2007 and 2008, and earned no revenue during 2006 and 2009 through June 30, 2012.

Research and Development Expenses

Since our inception, we have focused on our clinical development programs. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;

•

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations, or CROs, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses.

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We have been developing Ravicti in both UCD and HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
UCD Program	$948	$1,507	$2,052	$3,099
HE Program	745	1,557	1,620	3,012
Unallocated	1,039	1,568	7,968	2,821

Total	$2,732	$4,632	$11,640	$8,932

We expect our research and development expenses to increase if we initiate our Phase III trial of Ravicti for the treatment of patients with episodic HE or if the FDA requires us to do additional studies for the approval of Ravicti for UCD. Due to the inherently unpredictable nature of product development, we are currently unable to estimate the expenses we will incur in the continued development of Ravicti.

Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Development timelines, the probability of success and development expenses can differ materially from expectations. Clinical trials in orphan diseases, such as UCD and HE, may be difficult to enroll given the small number of patients with these diseases. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of trials required for approval;

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the drop-out or discontinuation rates of patients;

•	the duration of patient follow-up;

•	the number and complexity of analyses and tests performed during the trial;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidate.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our Ravicti development programs or when and to what extent we will receive revenue from the commercialization and sale of Ravicti.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development. Other significant expenses include allocated facilities expenses and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of Ravicti and as we begin to operate as a public company. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and benefits for employees in the marketing, commercial and sales functions. Other significant expenses include professional and consulting fees related to these functions. We expect to incur increased selling and marketing expenses in connection with the commercialization of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Other Income (Expense), net

In the three and six months ended June 30, 2012 and 2011, other income (expense), net consists primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. Under ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, we account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, at fair value and recorded as liabilities on the date of each issuance. The fair value was determined and subsequently remeasured using the Black-Scholes option-pricing model on each reporting date.

Income Taxes

Since inception, we have only generated revenues in the U.S. and have not generated revenues outside the U.S. The only revenues generated in the U.S. have been from commissions for promotion services in 2007 and 2008 through the Ucyclyd collaboration agreement related to the sales of BUPHENYL and AMMONUL for UCD. We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the accompanying unaudited condensed consolidated financial statements and Note 2 of the consolidated financial statements included in our prospectus dated July 25, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2012	2011			2012	2011
	(unaudited)				(unaudited)
Research and development	$2,732	$4,632	$(1,900)	(41)%	$11,640	$8,932	$2,708	30%
General and administrative	1,469	2,488	(1,019)	(41)	3,540	3,849	(309)	(8)
Selling and marketing	554	217	337	155	800	467	333	71
Interest income	3	10	(7)	(70)	7	14	(7)	(50)
Interest expense	(1,282)	(849)	433	51	(2,322)	(849)	1,473	173
Other income (expense), net	(1,128)	52	(1,180)	(2,269)	(753)	52	(805)	(1,548)

Research and Development Expenses

Research and development expenses decreased by $1.9 million, or 41%, to $2.7 million for the three months ended June 30, 2012, from $4.6 million for the three months ended June 30, 2011. This decrease was primarily due to decreases of $1.6 million in clinical development costs and $0.2 million in consulting fees due to lower costs in our HE Phase II trial as patient enrollment was largely completed in the fourth quarter of 2011, and as a result of completing the long term safety extension trial in adults with UCD in 2011. The decrease in research and development expenses was also due to a decrease of $0.4 million in clinical regulatory related expenses as the NDA filing for Ravicti occurred in December 2011. These decreases were partially offset by an increase of $0.3 million in manufacturing related expenses.

Research and development expenses increased by $2.7 million, or 30%, to $11.6 million for the six months ended June 30, 2012, from $8.9 million for the six months ended June 30, 2011. This increase was primarily due to $5.7 million incurred in connection with the purchase agreement with Ucyclyd and an increase of $0.5 million in manufacturing expenses. The increase was partially offset by decreases of $2.6 million in clinical development costs and $0.4 million in consulting fees due to lower costs in our HE Phase II trial as patient enrollment was largely completed in the fourth quarter of 2011 and as a result of completing the long term safety extension trial in adults with UCD in 2011. Additionally, clinical regulatory expenses in 2012 were lower by $0.4 million as the NDA filing for Ravicti occurred in December 2011.

For the period from inception to June 30, 2012, research and development expenses amounted to $81.9 million. Research and development expenses comprise primarily clinical and pre-clinical development costs of $43.7 million, payroll related costs of $13.5 million, professional consulting costs of $7.3 million, the expenses incurred for the purchase of Ravicti of $5.7 million, and regulatory related costs of $3.5 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million, or 41%, to $1.5 million for the three months ended June 30, 2012, from $2.5 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease of $1.2 million in professional and consulting fees related to a potential financing in 2011 and also related to our arbitration with Ucyclyd that occurred in 2011 without similar expenses in 2012. The decrease was partially offset by an increase in compensation expense of $0.2 million during the second quarter of 2012.

General and administrative expenses decreased by $0.3 million, or 8%, to $3.5 million for the six months ended June 30, 2012, from $3.8 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease of $0.8 million in professional and consulting fees related to a potential financing in 2011 and also related to our arbitration with Ucyclyd that occurred in 2011 without similar expenses in 2012, partially offset by an increase of $0.2 million in consulting fees mainly related to valuation services that were performed in 2012. The decrease was also partially offset by an increase in compensation expense of $0.3 million during the second quarter of 2012.

For the period from inception to June 30, 2012, general and administrative expenses amounted to $22.7 million. General and administrative expenses comprise primarily payroll related expenses of $8.1 million, professional and consulting costs of $12.2 million and office and rent related costs of $2.2 million.

Selling and Marketing Expenses

Selling and marketing expenses increased by $0.3 million, or 155%, to $0.6 million for the three months ended June 30, 2012, from $0.2 million for the three months ended June 30, 2011. The increase in the second quarter of 2012 was primarily due to an increase in consulting fees of $0.1 million as well as $0.1 million in recruiting costs, in preparation for the commercialization of Ravicti in UCD.

Selling and marketing expenses increased by $0.3 million, or 71%, to $0.8 million for the six months ended June 30, 2012, from $0.5 million for the six months ended June 30, 2011. The increase in the first half of 2012 was primarily due to the same reasons noted for the three months ended June 30, 2012, as discussed above.

For the period from inception to June 30, 2012, selling and marketing expenses amounted to $7.9 million. Selling and marketing expenses comprise primarily payroll related expenses of $4.0 million, professional and consulting costs of $1.5 million, and marketing related costs of $1.5 million.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The changes in interest income were not significant for the three and six months ended June 30, 2012 compared to the same periods in 2011.

For the period from inception to June 30, 2012, interest income amounted to $0.4 million which consists of interest earned on our cash and cash equivalents.

Interest Expense

We recognized $1.3 million and $2.3 million in interest expense for the three and six months ended June 30, 2012, respectively, compared to $0.8 million for both the three and six months ended June 30, 2011. Interest expense increased for both the three and six months ended June 30, 2012, compared to the same periods in 2011 due primarily to interest expense incurred relating to our convertible notes issued in October 2011 and February 2012 and our loan and security agreement with Silicon Valley Bank and Leader Lending, LLC - Series B entered into in April 2012.

For the period from inception to June 30, 2012, interest expense amounted to $7.6 million primarily related to our interest expense on our convertible notes payable and our loan and security agreements entered into in 2007 and April 2012.

Other Income (Expense), net

Other income (expense), net, primarily relates to the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes.

During the three months ended June 30, 2012, we recorded a change in fair value of $1.3 million of expense and $0.2 million of income related to the common stock warrants and the preferred stock warrants, respectively. During the six months ended June 30, 2012, we recorded a change in fair value of $1.8 million of expense and $0.3 million of income related to the common stock warrants and the preferred stock warrants, respectively. Additionally, we recorded $0.7 million to other income relating to the change in the fair value of our call option liability upon the issuance of our convertible notes in February 2012. During the three and six months ended June 30, 2011, we recorded a change in fair value of $50,400 of income related to our common stock warrants and April 2011 call option liability. The call option related to our convertible notes is more fully described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

For the period from inception to June 30, 2012, other income amounted to $0.5 million, consisting primarily of the change in fair value of our preferred stock liability associated with our Series C-2 convertible preferred stock, and the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes.

Liquidity and Capital Resources

Since our inception in November 2006, we have funded our operations primarily through proceeds from the sale of convertible preferred stock, bank debt and the issuance of convertible debt. In July 2012, we raised approximately $51.2 million in net proceeds in our IPO. We have not generated any revenue from the sale of any products in the last three years. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2012 and December 31, 2011, our principal sources of liquidity were our cash and cash equivalents, which totaled $7.3 million and $7.0 million, respectively.

From inception through June 30, 2012, we have received net proceeds of $66.1 million from the sale of convertible preferred stock and $32.5 million from the issuance of convertible debt that was subsequently converted into common stock in July 2012 in connection with the closing of our IPO.

In April 2011, we entered into a bridge loan financing in which we issued $17.5 million in aggregate principal amount of convertible promissory notes in April 2011 (the “April 2011 notes”) and $8,285 in aggregate principal amount of convertible promissory notes in May 2011 (the “May 2011 notes”). The April 2011 notes and May 2011 notes bear interest at 6% per annum and were converted into shares of our common stock immediately prior to the closing of our IPO in July 2012. For additional information, see Note 6 and Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

In October 2011, we entered into a bridge loan financing, or the October 2011 bridge financing, in which we issued $7.5 million in aggregate principal amount of convertible promissory notes in October 2011 (the “October 2011 notes”), $3,551 in aggregate principal amount of convertible promissory notes in November 2011 (the “November 2011 notes”), and $7.5 million in aggregate principal amount of convertible promissory notes in February 2012 (the “February 2012 notes”). The October 2011 notes, November 2011 and February 2012 notes bear interest at 6% per annum and were converted into shares of our common stock immediately prior to the closing of our IPO in July 2012. For additional information, see Note 6 and Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

In April 2012, we entered into a $10.0 million loan and security agreement (the “loan agreement”) with Silicon Valley Bank and Leader Lending, LLC - Series B (the “lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the loan agreement, we granted a security interest in all of our assets, except intellectual property. Our obligations to the lender include restrictions on borrowing, asset transfers, placing liens or security interest on our assets including our intellectual property, mergers and acquisitions and distributions to stockholders. The loan agreement also requires us to provide the lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. We issued warrants to the lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The loan agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the loan agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the loan agreement.

Pursuant to the terms of the loan agreement, once we raise at least $30.0 million from the sale of equity securities or subordinated debt, the lenders also agreed to grant us a one-time single loan in the amount of $2.5 million (the “bank term loan”). The lender’s obligation to lend terminates on the earlier of (i) an event of default or (ii) September 30, 2012. The principal amount outstanding for the bank term loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the loan agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

In its report accompanying our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations raise substantial doubt as to our ability to continue as a going concern. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we receive regulatory approval of and successfully commercialize Ravicti, or purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. We received net proceeds from the IPO of approximately $51.2 million, after deducting underwriting discounts and commissions of approximately $4.0 million and expenses of approximately $2.3 million. We believe that our current cash and cash equivalents, together with the net proceeds from our IPO, as well as potential payments from Ucyclyd beginning January 1, 2013, if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and maintain the necessary capital resources to fund our business, neither of which is certain. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
(In thousands)	2012	2011
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(16,495)	$(12,759)
Investing activities	33	(8)
Financing activities	16,743	17,478
Net increase in cash and cash equivalents	$281	$4,711

Net cash used in operating activities was $16.5 million and $12.8 million for the six months ended June 30, 2012 and 2011, respectively. The primary use of cash was to fund our operations related to the development of Ravicti in UCD and HE for the six months ended June 30, 2012 and 2011. The increase in net cash used in operating activities for the six months ended June 30, 2012, compared to the same period last year was due mainly to the expense incurred for the purchase of Ravicti of $5.7 million.

Net cash provided by investing activities was $33,000 for the six months ended June 30, 2012, compared to net cash used in investing activities of $8,000 for the six months ended June 30, 2011. For the six months ended June 30, 2012, net cash provided by investing activities consisted of a decrease in restricted cash of $0.3 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million and property and equipment purchases of $13,000. Net cash used in investing activities for the six months ended June 30, 2011 consisted of property and equipment purchases.

Net cash provided by financing activities amounted to $16.7 million and $17.5 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by financing activities for the six months ended June 30, 2012, related primarily to the issuance of the February 2012 notes in the amount of $7.5 million and the proceeds from the loan agreement with Silicon Valley Bank and Leader Lending, LLC – Series B in the amount of $10.0 million, partially offset by our payments of deferred offering costs in the amount of $0.8 million. Net cash provided by financing activities for the six months ended June 30, 2011, consisted of net proceeds from the issuance of the April 2011 notes in the amount of $17.5 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2012 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal obligations on the convertibles notes(1)	$32,486	$32,486	$—	$—	$—
Interest obligations on the convertibles notes(1)	1,963	1,963	—	—	—
Principal obligations on the loan agreement(2)	10,000	1,705	8,295	—	—
Interest obligations on the loan agreement(2)	2,260	875	1,385	—	—
Operating Leases(3)	289	124	165	—	—

Total(4)	$46,998	$37,153	$9,845	$—	$—

(1)	The principal and accrued interest under the convertible notes converted into common stock upon the completion of our initial public offering. As of June 30, 2012, accrued interest under the convertible notes was payable through July 31, 2012, as the convertible notes were converted to shares of common stock upon the completion of our IPO on that date.
(2)	In April 2012, we entered into a loan agreement with Silicon Valley Bank and Leader Lending, LLC - Series B. The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.
(3)	Operating lease obligations consist primarily of lease payments for our South San Francisco facility.
(4)	This table does not include (a) any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known, and (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

Future Funding Requirements

We will likely need to obtain additional financing to fund our future operations, including the development, approval and commercialization of Ravicti in UCD and supporting sales and marketing activities related to BUPHENYL and AMMONUL (if not retained by Ucyclyd), a potential Phase III trial in HE, as well as the development of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Ravicti for the treatment of UCD, and Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of Ravicti, and BUPHENYL and AMMONUL if we purchase these products from Ucyclyd;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

We have not generated any revenue from the sale of any products in the last three years. We do not know when, or if, we will generate any revenue. We do not expect to generate any revenue unless or until we obtain marketing approval of, and commercialize, Ravicti, or if we purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL (if not retained by Ucyclyd). We expect our continuing operating losses to result in increases in cash used in operations over the next several years.

We believe that our current cash and cash equivalents, together with the net proceeds from our IPO, as well as potential payments from Ucyclyd beginning January 1, 2013, if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013.

We have based these estimates on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trial of Ravicti in pediatric patients aged 29 days through 5 years may encounter technical or other difficulties that could increase our development costs more than we currently expect or if the FDA requires us to conduct additional clinical trials prior to approving Ravicti. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We may seek to raise additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for Ravicti, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Ravicti, if we obtain marketing approval, and BUPHENYL and AMMONUL (if not retained by Ucyclyd). We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $7.3 million and $7.0 million at June 30, 2012 and December 31, 2011, respectively. Given the short-term nature of our cash equivalents, we believe that our interest rate risk is not significant to our unaudited condensed consolidated financial statements. Our April and October 2011 Notes and our loan agreement with Silicon Valley Bank and Leader Lending, LLC - Series B entered into in April 2012 carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and

15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and loss per share. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Risks Related to Development, Commercialization and Regulatory Approval

We depend substantially on the success of our only product candidate, Ravicti, and we may not obtain regulatory approval of Ravicti for the treatment of UCD or we may be unable to successfully commercialize it.

We have invested a significant portion of our efforts and financial resources in the development of Ravicti, which is currently our only product candidate. As a result, our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize Ravicti in a timely manner. The process to develop, obtain regulatory approval for and commercialize Ravicti is long, complex and costly.

The FDA has substantial discretion in the approval process and may form the opinion, after review of our data, that the NDA is insufficient to allow approval of Ravicti. The FDA may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies and submit those data before it will consider or reconsider the NDA. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve the NDA. If any of these outcomes occur, we may not receive approval for Ravicti.

Even if we obtain FDA approval for Ravicti for the treatment of UCD, the approval might contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to significant post-marketing studies or risk mitigation requirements. If we are unable to successfully commercialize Ravicti, we may not be able to earn sufficient revenues to continue our business.

Regulatory approval in UCD could be substantially delayed if the pediatric data we have submitted and intend to submit does not satisfy the FDA or if the FDA requires additional time or studies to assess the safety and efficacy of Ravicti.

In December 2011, we submitted an NDA for Ravicti for the chronic management of UCD in patients aged 6 years and above. Under PDUFA, the FDA was originally due to notify us regarding Ravicti’s approval status by October 23, 2012. On September 5, 2012, the FDA notified us that our August 23, 2012 submission of additional information requested by the FDA has been designated as a major amendment. As a result, the FDA extended the PDUFA action date by three months to January 23, 2013. The FDA is not under a binding obligation to respond to us by the PDUFA action date. The FDA does not always meet the PDUFA action date, and even when the FDA does, approval often requires more than one review cycle. If the FDA determines that additional data are required to support approval of Ravicti, it will issue a complete response letter outlining the deficiencies that must be addressed before the FDA will consider approval of the NDA. If the FDA issues a complete response letter to the NDA for Ravicti, approval of Ravicti to treat UCD will likely be delayed and may be denied completely.

In our pre-NDA meeting, the FDA expressed concern that pediatric patients constitute an important population of UCD patients, and indicated it may require a further evaluation of safety and dosing in certain pediatric UCD patients despite the legal exemption under the Pediatric Research Equity Act that orphan drugs such as Ravicti have from generally applicable pediatric testing requirements. We have submitted data which we believe demonstrate that the maximum concentration of phenylacetic acid (“PAA”) in blood plasma in UCD patients aged 6 years and above treated with Ravicti has been below the toxic range and similar to those observed by BUPHENYL. However, these data may not be sufficient to satisfy the FDA, particularly because the FDA expressed concerns specifically about PAA toxicity in pediatric patients.

We are currently conducting a clinical trial in UCD patients aged 29 days through 5 years designed to demonstrate the safety and efficacy in this patient population. The efficacy portion of this trial is complete and a complete study report was submitted to the FDA in April 2012; however, the data from the 12-month safety extension portion of the study will not be available until the second quarter of 2013. As part of the April update to the FDA, we submitted a revised draft package insert requesting approval of Ravicti for UCD patients down to 29 days of age. If the FDA classifies this submission as a major amendment, the PDUFA action date will likely be delayed.

Although we have entered into a Special Protocol Assessment agreement with the FDA relating to our pivotal Phase III trial of Ravicti, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of Ravicti.

The protocol for our pivotal Phase III trial of Ravicti to treat UCD in adult patients was reviewed and agreed upon by the FDA under a Special Protocol Assessment agreement (“SPA”), which allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase III trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on an SPA is not a guarantee of approval, and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. In addition, the NDA currently requests approval of Ravicti in UCD patients aged 6 years and above; however, the SPA covers UCD in adult patients only. Further, the SPA is not binding on the FDA if concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both parties, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase III trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval, including the completion of our ongoing clinical trial of Ravicti in pediatric patients aged 29 days through 5 years, or whether Ravicti will receive any regulatory approvals.

In June 2011, we completed a preclinical carcinogenicity study of Ravicti in rats, the results of which may delay or prevent approval of Ravicti.

In June 2011, we completed a 24-month carcinogenicity study of Ravicti in rats. The data from this study showed an increased rate of six different tumor types in rats. While we do not have evidence that individuals who have taken the active ingredient in Ravicti have an increased rate of cancer, the FDA may view these data as posing concerns with respect to the long term safety of Ravicti. The FDA may request that we conduct additional nonclinical studies. If we are unable to explain these data to the satisfaction of the FDA, the approval of Ravicti may be delayed or denied.

The patient population suffering from UCD is small and has not been established with precision. If the actual number of patients is smaller than we estimate, if we are unable to convert patients from BUPHENYL to Ravicti or if any FDA approval is limited to adults only, our revenue and ability to achieve profitability may be adversely affected.

We estimate that the number of individuals in the United States with UCD is approximately 2,100, of which approximately 1,100 are currently diagnosed and approximately 425 are treated with BUPHENYL, and 90 are treated with Ravicti. Of these, we estimate that approximately 60% are children and 40% are adults. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with UCD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, if any FDA approval is limited to adult UCD patients, then the potential market for Ravicti will be smaller than we anticipate, our potential revenues will be limited and it will be more difficult to achieve profitability. Also, if we are unable to successfully convert patients from BUPHENYL to Ravicti, it will be more difficult to achieve profitability.

The number of patients in the United States who might be prescribed Ravicti if it is approved could be significantly less than the 515 currently estimated to be on Ravicti or BUPHENYL. Since Ravicti, BUPHENYL and AMMONUL target diseases with small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. We may be unable to maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and manufacturing expenses.

To obtain regulatory approval to market Ravicti in indications other than UCD, including HE, costly and lengthy nonclinical studies and clinical trials may be required, and the results of the studies and trials are highly uncertain.

As part of the regulatory approval process, we must conduct, at our own expense, nonclinical studies in the laboratory and in animals and clinical trials on humans for each indication that we intend to pursue. We expect the number of nonclinical studies and clinical trials that the regulatory authorities will require will vary depending on the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, the number and size of clinical trials required for approval varies based on the nature of the disease and size of the expected patient population that may be treated with a drug. We may need to perform multiple nonclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market Ravicti for any additional indications, including HE. Furthermore, even if we obtain favorable results in nonclinical studies, the results in humans may be significantly different. After we have conducted nonclinical studies, we must demonstrate that our drug products are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale.

Serious adverse events or other safety risks could require us to abandon development and preclude or limit approval of Ravicti to treat UCD or HE.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that the product is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards or data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of Ravicti to treat UCD or HE, the commercial prospects for Ravicti will be harmed and our ability to generate product revenues from Ravicti may be delayed or eliminated.

Even though we have received orphan drug designation, we may not receive orphan drug exclusivity for Ravicti.

As part of our business strategy, we have obtained orphan drug designation in the United States for glyceryl tri (4 phenylbutyrate), brand name Ravicti, for the maintenance treatment of patients with UCD and for the intermittent or chronic treatment of patients with cirrhosis and any grade of HE. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active chemical entity as an already orphan designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

In our case, Ravicti contains the same active chemical entity as BUPHENYL, which is approved for the treatment of UCD, the intended use for Ravicti. Ravicti was granted orphan designation for UCD based upon a potential safety benefit over BUPHENYL because of the absence of sodium. We will not receive orphan drug exclusivity in UCD unless the FDA in reviewing the NDA concludes that Ravicti is safer or more effective than BUPHENYL or makes a major contribution to patient care. Even if we obtain orphan drug exclusivity for Ravicti, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition.

Approval of Ravicti may require FDA approval of a companion diagnostic test, which would substantially delay FDA approval of Ravicti for UCD.

Our proposed labeling for Ravicti includes dose adjustment based on levels of urinary phenylacetylglutamine, (“PAGN”). Our plan is for the urinary PAGN testing to be available only as a Laboratory Developed Test that is commercialized by a laboratory certified under the Clinical Laboratory Improvement Amendments without approval or clearance from the FDA. Approval of all Laboratory Developed Tests is required by the State of New York prior to testing patient samples from that state. A test for urinary PAGN may be considered a companion diagnostic test by the FDA. We have not discussed our PAGN-based dosing adjustment labeling strategy with the FDA and do not know whether the FDA will accept a Laboratory Developed Test or instead will consider the test a companion diagnostic and therefore require a Premarket Approval Application, a filing through the de novo reclassification process, or 510(k) clearance for a urinary PAGN test, prior to approving Ravicti. If FDA approval or clearance of a urinary PAGN test is required, any approval and launch of Ravicti could be delayed and additional costs would be required for us to reach agreement with a clinical laboratory or a third-party in vitro diagnostic test manufacturer to seek and obtain premarket approval, de novo reclassification, or premarket clearance from the FDA. The State of New York approval process, and the FDA premarket review process if required, can be lengthy and would require submission of clinical study data.

Our potential purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL could be hampered or prevented by regulatory action as well as by government or private litigation.

We are subject to antitrust review if we exercise our option to purchase Ucyclyd’s worldwide rights for BUPHENYL and AMMONUL, including, if the necessary jurisdictional thresholds are met at that time, review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Even if the planned purchase is approved, the terms and conditions of the approval that is granted, if accepted by the parties, may impose requirements, limitations, and additional costs and place restrictions on the conduct of our business. There is no assurance that we will receive the necessary approvals under the HSR Act or that any other conditions, terms, obligations, or restrictions sought to be imposed, and if accepted, would not have a material adverse effect on us. If the government challenges the purchase under the HSR Act and the challenge cannot be resolved by consent decree, our restated

collaboration agreement with Ucyclyd will automatically terminate and we would not have any rights to BUPHENYL or AMMONUL. In addition, whether or not HSR filings are required to purchase Ucyclyd’s worldwide rights for BUPHENYL and AMMONUL, federal antitrust regulators could, before or after the purchase, take any action under the antitrust laws that they consider necessary or desirable in the public interest, including seeking to enjoin the purchase or to seek the divestiture of assets or the imposition of licensing obligations on us. Private parties as well as State Attorneys General and foreign antitrust regulators may also bring legal actions under the antitrust laws under some circumstances, the outcome of which could have a material adverse effect on us.

Even if the FDA approves Ravicti in the United States, we may never obtain approval for or commercialize Ravicti outside of the United States, which would limit our ability to realize its full market potential.

In order to market Ravicti outside of the United States, we must comply with regulatory requirements of, and obtain required regulatory approvals in, other countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of Ravicti in those countries. We do not have any products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we obtain approval to commercialize Ravicti outside of the United States and continue to maintain the existing Ucyclyd distribution agreements for BUPHENYL and AMMONUL outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If Ravicti is approved for commercialization outside the United States, we will likely enter into agreements with third parties to market Ravicti outside the United States. In addition, if we purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we will assume Ucyclyd’s rights and obligations under its existing agreements for distribution of these drugs outside the United States, including Ucyclyd’s obligation to provide Swedish Orphan AB with a right of first refusal for the distribution of Ravicti and other newly developed products for urea cycle disorders on terms and conditions reasonably satisfactory to us. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing United States and foreign drug import and export rules;

•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

Even if we obtain regulatory approval of Ravicti and purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we will continue to face extensive development and regulatory requirements.

Even if a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

BUPHENYL and AMMONUL are, and if Ravicti is approved, Ravicti will be, subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”). As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before they can begin commercial manufacture of Ravicti, BUPHENYL or AMMONUL, contract manufacturers must obtain regulatory approval of their manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost effective manner.

If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

If our competitors are able to develop and market products that are preferred over Ravicti, BUPHENYL or AMMONUL, our commercial opportunity will be reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat UCD or HE. During the lifetime of the United States patents covering Ravicti, and for any longer period of market exclusivity granted by the FDA for Ravicti, Ucyclyd and its affiliates are contractually prohibited from developing or commercializing new products, anywhere in the world, for the treatment of UCD or HE that are chemically similar to Ravicti, except for products delivered parenterally for the treatment of HE. In countries outside the United States, this contractual restriction will continue, on a country-by-basis, for the lifetime of patents covering Ravicti in each such country and for any longer period of regulatory exclusivity granted for Ravicti in each such country. Since this restriction only applies to specific indications and to products that are chemically similar to Ravicti, it may not prevent Ucyclyd or its affiliates from developing and commercializing products that compete with Ravicti. Moreover, products approved for indications other than UCD and HE may compete with Ravicti if physicians prescribe such products off-label for UCD or HE. Ucyclyd may develop and commercialize such products and, under the purchase agreement, we granted Ucyclyd a time-limited option to acquire the right to use and reference certain Ravicti data for the development and commercialization of products (other than Ravicti) for the treatment of a specific indication that we are not pursuing. Furthermore, unless and until we purchase Ucyclyd’s worldwide rights to BUPHENYL, Ucyclyd is allowed to continue to market and sell BUPHENYL, and its sales of BUPHENYL will continue to compete with our sales of Ravicti for UCD.

In addition to competition from BUPHENYL, in November 2011 Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of sodium phenylbutrate tablets which may compete with Ravicti and BUPHENYL in treating UCD. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which we expect Ravicti to be approved. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat HA crises resulting from a different rare disorder than UCD and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. In addition, if we complete development, obtain regulatory approval and commercialize Ravicti to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. In addition to currently marketed treatments for HE, Ocera Therapeutics, Inc. has conducted two Phase II trials of one of their compounds to treat mild HE and is conducting a Phase II trial of a second compound delivered intravenously to patients with cirrhosis in which they are assessing ammonia control versus placebo. In addition, researchers are continually learning more about UCD and HE, and new discoveries may lead to new therapies. As a result, Ravicti, BUPHENYL and AMMONUL may be rendered less competitive, or even obsolete, at any time. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than Ravicti, BUPHENYL and AMMONUL. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	maintain patent protection for Ravicti and otherwise prevent the introduction of generics of Ravicti, BUPHENYL and AMMONUL;

•	attract and retain key personnel;

•	build an adequate sales and marketing infrastructure;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with patient advocacy groups.

The commercial success of Ravicti will depend upon the degree of market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Ravicti may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. The degree of market acceptance of Ravicti will depend on a number of factors, including:

•	the effectiveness of Ravicti as compared with BUPHENYL;

•	the prevalence and severity of any side effects;

•	potential advantages over BUPHENYL or any generic versions of BUPHENYL;

•	the market price and patient out-of-pocket costs of Ravicti relative to BUPHENYL and other UCD treatment options, including any generics;

•	relative convenience and ease of administration;

•	willingness by patients to stop using BUPHENYL and adopt Ravicti;

•	restriction on healthcare provider prescribing of and patient access to Ravicti due to a Risk Evaluation Mitigation Strategy (“REMS”);

•	the strength of our marketing and distribution organizations;

•	the quality of our relationship with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.

If we fail to achieve market acceptance of Ravicti in the United States, our revenue will be more limited and it will be more difficult to achieve profitability.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

The course of treatment for UCD patients is and will continue to be expensive. We expect UCD patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Ravicti without reimbursement from third-party payors. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

Reimbursement in the European Union must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

If Ravicti is approved to treat HE in the future, the cost of Ravicti to treat UCD may decline significantly, which could materially affect our UCD revenues.

Given the relative differences in the size of the affected patient population, the number of requests third-party payors receive to reimburse drugs for the treatment of HE is significantly greater than the number of requests for UCD. As a result, we will likely experience greater pricing pressure if Ravicti is approved by the FDA to treat HE than if it is only approved to treat UCD. We do not currently have a plan to differentiate the formulation of Ravicti for UCD and HE, nor can we guarantee success if we attempt to differentiate the formulations for UCD and HE. We expect the required dosing volume to be similar for UCD and HE, if Ravicti is approved for both indications. If Ravicti is approved by the FDA for HE after FDA approval and launch of the drug for UCD, we will need to significantly decrease the price for Ravicti from that established with respect to UCD in order to gain third-party reimbursement for broad use in HE patients. This would result in a significant decrease in revenues generated by the UCD patient population. We believe the Ravicti revenue potential for HE is much larger than for UCD; however, if the market for Ravicti in HE is significantly smaller than we anticipate, or if we are unsuccessful in any commercial launch of Ravicti for the treatment of HE, total Ravicti revenues may decrease significantly and we may be unable to achieve or maintain profitability. If the Ravicti price is decreased with the introduction of the drug for HE, we may need to decrease our UCD specialty pharmacy and patient support service offerings. This may result in lower UCD revenues due to fewer UCD patients electing to begin use of Ravicti and/or remain compliant.

If we are unable to establish a direct sales force in the United States, our business may be harmed.

We currently do not have an established sales organization. If Ravicti is approved by the FDA for commercial sale, we intend to market Ravicti directly to physicians in the United States through our own sales force. We will need to incur significant additional expenses and commit significant additional management resources to establish and train a sales force to market and sell Ravicti, and BUPHENYL and AMMONUL if we purchase Ucyclyd’s worldwide rights to those products. We may not be able to successfully establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd, our business may be harmed.

If we fail to establish an effective distribution process utilizing specialty pharmacies our business may be adversely affected.

We do not currently have the infrastructure necessary for distributing pharmaceutical UCD products to patients. We intend to contract with a third-party logistics company to warehouse these products and distribute them to specialty pharmacies. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions which require a high level of patient education and ongoing management. This distribution network will require significant coordination with our sales and marketing and finance organizations. Failure to secure contracts with a logistics company and specialty pharmacies could negatively impact the distribution of our UCD products, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of our UCD products will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our UCD products, or complaints regarding those drugs;

•	not effectively sell or support our UCD products;

•	reduce their efforts or discontinue to sell or support our UCD products;

•	not devote the resources necessary to sell our UCD products in the volumes and within the time frames that we expect;

•	not comply with any requirements imposed on pharmacies through a REMS;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.

In the United States, we are subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Medicare-Medicaid Anti-Fraud and Abuse Act, as amended (the “Anti-Kickback Statute”), makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payors. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America (“PhRMA”) Code on Interactions with Healthcare Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, financial condition and results of operations may be adversely affected.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell our products for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (“Medicare Modernization Act”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class under the new Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the Medicare Modernization Act only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively (“PPACA”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” (“AMP”) which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare and Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Also effective in 2010, the new law expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, beginning in 2011, PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole”. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. For example, beginning in 2013 pharmaceutical companies will be required to track and report to the federal government certain payments made to physicians and teaching hospitals in the preceding year. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Furthermore, the concerns raised by patients, patient advocacy groups and congressional representatives about the recent pricing of orphan drugs, could result in changes to the Orphan Drug Act or limitations in the approval pathway or pricing and reimbursement of orphan drugs.

Risks Related to Our Financial Position and Need for Additional Capital

We currently have no source of revenue and may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of Ravicti for the chronic management of UCD and obtain the necessary regulatory approvals for Ravicti. We have generated no revenue in the last three years. Even if we receive regulatory approval for Ravicti and purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we do not know when our UCD products will generate revenue for us, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical and nonclinical development, and receive FDA approval, for Ravicti for the chronic management of UCD;

•	purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL;

•	set an acceptable price for our products;

•	obtain commercial quantities of our UCD products at acceptable cost levels;

•	obtain adequate reimbursement from third-party payors;

•	successfully market and sell our UCD products in the United States;

•	delay the introduction of generic versions of our UCD products;

•	maintain our licenses or sublicenses to intellectual property rights to Ravicti; and

•	maintain existing distribution agreements for BUPHENYL and AMMONUL outside the United States.

In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. For example, if the FDA requires us to complete the 12-month safety portion of the study in pediatric patients aged 29 days through 5 years and present the data before the FDA will consider approving the NDA for Ravicti in any patients, our ability to generate revenue may be substantially delayed. In addition, our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to those that we currently anticipate. Even if Ravicti is approved for commercial sale and we purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we anticipate incurring significant costs associated with the commercial launch of these products.

Even if we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We have incurred net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred losses in each year since our inception on November 1, 2006. Our losses were $29.4 million in 2011 and $7.2 million and $19.0 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2012, we had a deficit accumulated during the development stage of $125.8 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. Ravicti will require the completion of regulatory review, significant marketing efforts and substantial investment before it can provide us with any revenue. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for Ravicti and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We may need to obtain additional financing to fund our operations.

We may need to obtain additional financing to fund our future operations, including the development and commercialization of Ravicti, the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL pursuant to the restated collaboration agreement, and supporting sales and marketing activities related to Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd. We would likely need to obtain additional financing to conduct a Phase III trial in HE, for additional studies for the approval of Ravicti in UCD if requested by the FDA, and for development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Ravicti for the treatment of UCD, and BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

We believe that our current cash and cash equivalents, the net proceeds from our recently completed IPO, as well as potential payments from Ucyclyd beginning January 1, 2013 if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through the commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, if the FDA requires us to complete the 12-month safety portion of the study in pediatric patients aged 29 days through 5 years and present the data before the FDA will consider approving the NDA for Ravicti in any patients, our ability to generate revenue may be substantially delayed. Pursuant to the restated collaboration agreement, if the Ravicti NDA for UCD is not approved by January 1, 2013, then Ucyclyd is obligated to make monthly payments of $0.5 million to us until the earliest of (1) FDA approval of the Ravicti NDA for UCD, (2) June 30, 2013, and (3) our written notification of our decision not to purchase BUPHENYL and AMMONUL. Our inability to obtain additional funding when we need it could seriously harm our business.

We might be unable to service our potential loan from Ucyclyd due to a lack of cash flow and might be subject to default.

Under the terms of our restated collaboration agreement, we have an option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL at a fixed upfront purchase price, with additional payments for regulatory milestones, net sales milestones and royalties. If we exercise this option, Ucyclyd has a time-limited right to retain ownership of AMMONUL by paying us a predefined price. If Ucyclyd exercises its right to retain AMMONUL, then the upfront purchase price for Ucyclyd’s worldwide rights to BUPHENYL will be offset against the amount due to us from Ucyclyd, resulting in a net payment to us of $13.0 million upon closing of our purchase of BUPHENYL. If Ucyclyd does not exercise its right to retain AMMONUL, we will owe Ucyclyd a payment of $22.0 million upon closing of our purchase of BUPHENYL and AMMONUL. To fund this upfront purchase price, we may draw on a loan commitment from Ucyclyd. The loan, which would be repayable in eight quarterly payments, would be secured by the BUPHENYL and AMMONUL assets and carry a 9% annual interest rate. Any default under the loan security agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations. For example, if we do not make the required payments when due, if we breach the note or the security agreement related to the note or if we become bankrupt, Ucyclyd could elect to declare all amounts outstanding to be immediately due and payable. Even if we were able to repay the full amount due in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay the full amount due, Ucyclyd would have a first claim on our assets pledged under the loan security agreement and we could lose our rights to BUPHENYL and AMMONUL. If Ucyclyd should attempt to foreclose on the collateral, it is possible that there would be no assets remaining after repayment in full of such secured indebtedness.

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

In its report accompanying our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations raise substantial doubt as to our ability to continue as a going concern. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we receive regulatory approval of and successfully commercialize Ravicti, or purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. We received net proceeds from the IPO of approximately $51.2 million, after deducting underwriting discounts and commissions of approximately $4.0 million and expenses of approximately $2.3 million. We believe that our current cash and cash equivalents, together with the net proceeds from our IPO, as well as potential payments from Ucyclyd beginning January 1, 2013 if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and maintain the necessary capital resources to fund our business, neither of which is certain. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Risks Related to Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for clinical or commercial production of Ravicti, BUPHENYL or AMMONUL. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture Ravicti, BUPHENYL or AMMONUL on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trials. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our drug product candidates if and when approved for marketing by the applicable regulatory authorities. We have clinical supplies of Ravicti manufactured for us by two drug substance suppliers, Helsinn Chemicals SA (“Helsinn”) and DSM Fine Chemicals Austria Nfg GmbH, (“DSM”) on a purchase order basis. We have included both Helsinn and DSM as suppliers of drug substance in the Ravicti NDA. However, neither of our contract manufacturers has completed process validation for the drug substance manufacturing process. If neither contract manufacturers are approved by the FDA, our commercial supply of drug substance will be significant delayed and may result in significant additional costs. We purchase finished Ravicti drug product from Lyne Laboratories, Inc. on a purchase order basis in accordance with a clinical supply agreement. We do not have an agreement in place for, and we have not identified, a secondary fill/finish supplier. If we need to identify an additional fill/finish manufacturer, we would not be able to do so without significant delay and likely significant additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. For example, we recently discovered a contaminated lot of Ravicti, which we believe was caused by a failure in a filtration step by one of our third-party drug substance manufacturers. As a result, we have a limited commercial supply of Ravicti, and we will need to manufacture another lot, which could cause a delay in the commercial launch of Ravicti.

Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our UCD products would be interrupted, resulting in delays and additional costs.

In addition, because our contract manufacturers of the bulk drug substance are located outside of the United States, we may face difficulties in importing our UCD products into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

Some of the intellectual property necessary for the commercialization of our UCD products is or will be licensed from third parties, which will require us to pay milestones and royalties.

Ucyclyd has granted us a license to use some of the technology developed by Ucyclyd in connection with the manufacturing of Ravicti. The purchase agreement under which we purchased the worldwide rights to Ravicti further obligates us to pay Ucyclyd regulatory and sales milestone payments relating to Ravicti, as well as royalties on the net sales of Ravicti. If we purchase BUPHENYL and AMMONUL under the restated collaboration agreement with Ucyclyd, we will also receive a license to use some of the manufacturing technology developed by Ucyclyd in connection with the manufacturing of these products. The restated collaboration agreement will obligate us to pay Ucyclyd regulatory and sales milestone payments, as well as royalties on net sales of these products.

We may become obligated to make a milestone or royalty payments when we do not have the cash on hand to make these payments, or have budgeted cash for our development efforts. This could cause us to delay our development efforts, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations, which could be on terms unfavorable to us. Additionally, if we fail to make a required payment to Ucyclyd and do not cure the failure with the required time period, Ucyclyd may be able to terminate our license to use its manufacturing technology for our UCD products.

We also license intellectual property necessary for commercialization of Ravicti from Brusilow Enterprises, LLC (“Brusilow”). Brusilow may be entitled to terminate our license if we breach that agreement or do not meet specified diligence obligations in our development and commercialization of Ravicti and do not cure the failure within the required time period. If our license from Brusilow is terminated, it may be difficult or impossible for us to commercialize Ravicti.

Termination of the restated collaboration agreement prior to our purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL would result in our losing rights to these products.

If the restated collaboration agreement terminates before closing of our purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we would lose our rights to these products and would be unable to generate any revenue from these products. The restated collaboration agreement will automatically terminate if any of the following events occur:

•	we fail to exercise the option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL during the required time period;

•

after we exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we are unable to resolve a challenge to our purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL from the Federal Trade Commission or Antitrust Division of the Department of Justice; or

•	after we exercise the option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we do not consummate the purchase within the required time period.

Although we anticipate exercising our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL in the future, we have no control over Ucyclyd’s conduct of the BUPHENYL and AMMONUL business in the intervening time period.

Under the restated collaboration agreement, we will be permitted to exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL for a period of 90 days beginning on the earlier of the date of the approval of Ravicti for the treatment of UCD and June 30, 2013, but in no event earlier than January 1, 2013. Between now and the time that we can exercise our option, Ucyclyd has full control over the commercialization of BUPHENYL and AMMONUL, and we are entirely dependent on Ucyclyd to preserve the value of the businesses related to these products. If the value of the BUPHENYL and AMMONUL businesses decreases significantly, we may decide not to exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, in which case we would be unable to generate any revenue from these products.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our current and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the United States and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters, can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

We currently depend on third parties to conduct some of the operations of our clinical trials, and depend on Ucyclyd to supply BUPHENYL for our clinical uses in connection with the development of, and application for regulatory approval of, Ravicti.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for Ravicti or our other potential product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.

Ucyclyd currently supplies us with BUPHENYL under a clinical supply agreement effective as of January 31, 2008 and amended on March 22, 2012, for our clinical activities in connection with the development of and regulatory approval for Ravicti. This contractual obligation for Ucyclyd to supply us with BUPHENYL will continue in effect through the period of our option to purchase Ucyclyd’s worldwide rights to BUPHENYL under the restated collaboration agreement and through closing of the purchase, or if we elect not to exercise the option then the clinical supply ends upon expiration of the 90-day option period. If Ucyclyd does not successfully carry out its contractual obligations and meet our requirements for clinical supply of BUPHENYL, then our development and clinical activities with respect to Ravicti may be compromised.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary technology in the marketplace.

Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed. We may not develop additional proprietary products which are patentable.

The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for Ravicti and our future products and product candidates are particularly uncertain. Publication of information related to Ravicti and our future products and product candidates may prevent us from obtaining or enforcing patents relating to these products and product candidates, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

We have licensed patents in the United States and in certain foreign jurisdictions related to Ravicti, including U.S. Patent 5,968,979, which covers the composition of matter of Ravicti, which we license from Brusilow. Our Brusilow license may be terminated if we do not comply with the terms of the applicable license. Patents that we own or license do not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products including identical or similar products;

•	U.S. Patent 5,968,979 covering Ravicti composition of matter expires February 7, 2015, unless its term is successfully extended;

•	upon expiration of U.S. Patent 5,968,979, we do not at this time own or control a granted U.S. Patent that prevents generic entry into the United States market for Ravicti;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•

there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless ultimately may be found to affect the validity or enforceability of a patent claim;

•	there may be other patents existing in the patent landscape for Ravicti that will affect our freedom to operate;

•	if our patents are challenged, a court could determine that they are not valid or enforceable;

•	a court could determine that a competitor’s technology or product does not infringe our patents; and

•	our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations, or could be subject to compulsory licensing.

As a result of our purchase of the worldwide rights to Ravicti, we also own several pending patent applications in the United States and in foreign jurisdictions relating to methods of using, administering, and adjusting the dosage of Ravicti. These applications do not ensure the protection of our intellectual property. Additionally, these pending applications may not issue or may issue with claims significantly narrower than we currently seek. Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for Ravicti before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

If we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

Additional competitors could enter the market, including with generic versions of our products, and sales of affected products may decline materially.

The Ravicti composition of matter patent expires in the United States in 2015. Based on current projections, we expect to receive an extension of this patent under the Drug Price Competition and Patent Term Restoration Act (“Hatch-Waxman Amendments”) which we expect to extend this patent coverage for approximately an additional three years.

We own a first set of pending patent applications in the United States, Europe, Japan, and Canada, and a second set of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of Ravicti. If granted, these applications could extend market protection until 2029 to 2032; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the blood were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years.

Ravicti holds orphan drug designation for UCD; however, we cannot guarantee that orphan drug exclusivity, and the associated seven years of market exclusivity, will be granted.

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”) seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product.

Hatch-Waxman also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

We anticipate that, if approved, Ravicti will qualify for a three-year period of exclusivity, based on the fact that data from clinical trials with the product will be necessary to obtain approval. That exclusivity would mean that, even in the absence of any patent protection, FDA could not grant final approval to an ANDA for a generic version of Ravicti until three years after approval of Ravicti. It would not delay a generic competitor submitting an ANDA, or the FDA reviewing it, or granting it “tentative approval.” The exclusivity would also prohibit FDA from approving a 505(b)(2) NDA that references FDA’s approval of Ravicti or includes the same active ingredient and uses as Ravicti.

Accordingly, competitors could file ANDAs for generic versions of Ravicti, or 505(b)(2) NDAs that reference Ravicti, immediately after approval of an NDA for Ravicti, and if there are patents listed for Ravicti in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether Ravicti will be approved or, if approved, whether it will be granted any regulatory exclusivity, or the scope of that exclusivity. We also cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

The composition of matter patent and orphan drug exclusivity for BUPHENYL have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, a competitor could at any time submit an ANDA for a generic version of BUPHENYL and request immediate approval. We are aware of one ANDA for BUPHENYL tablets which was approved in the fourth quarter of 2011. The ANDA process is a confidential one, so there may be other BUPHENYL ANDAs pending.

We own a first set of patent applications in the United States, Europe, Japan, and Canada and a second set of patent applications in the United States and internationally pursuant to the PCT. The applications directed to methods of using, administering, and adjusting the dosage of BUPHENYL. If granted, these applications could extend market protection until 2029 to 2032; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years. Moreover, even if granted these applications may not provide protection sufficient to protect against the use of generic forms of BUPHENYL.

In the absence of any additional patent protection or even if U.S. Patents issued from our pending patent applications, a competitor may seek and obtain FDA approval for, and subsequently sell, a generic version of BUPHENYL. For example, in November 2011, FDA approved a generic version of BUPHENYL tablets. Such a generic product may be priced at a discount to our branded BUPHENYL and Ravicti, and physicians, patients, or payors may decide that this less expensive alternative is preferable to either of our drugs. If this occurs, our UCD product sales could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd and Brusilow at the same royalty rates.

Although AMMONUL also has no patents listed in the Orange Book, it was the subject of orphan drug exclusivity that expired in February 2012, which means that the FDA can approve a generic version of AMMONUL at any time.

We may not be successful in securing or maintaining proprietary patent protection for products we currently market or for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product and our results of operations and cash flows could be materially and adversely affected.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our in-licensed patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes.

Third parties may assert that we are employing their proprietary technology without authorization. If a court held that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we obtained a license under the applicable patents, or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

Any lawsuits relating to infringement of intellectual property rights necessary to defend ourselves or enforce our rights will be costly and time consuming.

Our ability to defend our intellectual property may require us to initiate litigation to enforce our rights or defend our activities in response to alleged infringement of a third party. In addition, we may be sued by others who hold intellectual property rights who claim that their issued patents are infringed by Ravicti or any future products, including BUPHENYL or AMMONUL, or product candidates. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally.

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, and re-examination proceedings. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management’s time and attention.

Risks Related to Our Business Operations and Industry

We depend upon our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of senior management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly challenging regulatory environment which requires us to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC expanded disclosures, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We are required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act because we are taking advantage of the exemptions contained in the JOBS Act.

To build this infrastructure, we will need to hire additional accounting personnel and improve our accounting systems, disclosure policies, procedures and controls. We are currently in the process of:

•	initiating our plans to upgrade our computer systems, including hardware and software;

•	establishing written policies and procedures; and

•	enhancing internal controls and our financial statement review process.

If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 13 employees as of June 30, 2012. In order to commercialize our products, we will need to substantially increase our operations, including expanding our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials and the regulatory process effectively;

•	manage the manufacturing of products for commercial and clinical use;

•	integrate current and additional management, administrative, financial and sales and marketing personnel;

•	hire new personnel necessary to effectively commercialize product candidates we license;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

Product candidates that we may acquire in the future may be intended for patient populations that are significantly larger than those for UCD and HE. In order to continue development and marketing of these products, if approved, we would need to significantly expand our operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third parties.

If we engage in acquisitions, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

We may attempt to acquire businesses, technologies, services, products or product candidates that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions other than the restated collaboration agreement, under which we have an option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. However, if we do undertake any acquisitions, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases to patients. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.

Interest rates and the ability to access credit markets could also adversely affect the ability of patients and distributors to purchase, pay for and effectively distribute our products. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers to remain in business or otherwise manufacture or supply product. Failure by any of them to remain a going concern could affect our ability to manufacture products.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of Ravicti or other products.

We face potential product liability exposure related to the testing of our product candidates in human clinical trials, and we may face exposure to claims by an even greater number of persons if we begin marketing and distributing our products commercially. In the future, an individual may bring a liability claim against us alleging that one of our products or product candidates caused an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenues; and

•	the inability to commercialize our products.

In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.

If product liability lawsuits are successfully brought against us, our insurance may be inadequate.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We plan to maintain insurance against product liability lawsuits for commercial sale of Ravicti, if Ravicti is approved for sale, and for BUPHENYL and AMMONUL if we purchase Ucyclyd’s worldwide rights to those products. We currently maintain insurance for the clinical trials of Ravicti. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of Ravicti, BUPHENYL and AMMONUL, for which our insurance coverage may not be adequate.

The product liability insurance we will need to obtain in connection with the commercial sales of our product candidates if and when they receive regulatory approval may be unavailable in meaningful amounts or at a reasonable cost. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our product programs.

Business interruptions could delay us in the process of developing our products and could disrupt our sales.

Our headquarters is located in the San Francisco Bay Area, near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.

The trading price of our common stock is likely to be volatile. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of regulatory approval or a complete response letter to Ravicti, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•

whether we exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, and any associated delays or difficulties in completing the purchase or otherwise acquiring such rights, including as a result of antitrust review of the transaction;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to Ravicti and the products that we may acquire under our restated collaboration agreement with Ucyclyd;

•	any adverse changes to our relationship with Ucyclyd or other licensors, manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or license additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

In addition, the stock market in general, and The NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, the current decline in the financial markets and related factors beyond our control, including the credit and mortgage crisis in the United States and worldwide, may cause our stock price to decline rapidly and unexpectedly.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

Our principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock beneficially own approximately 77.01% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of this prospectus. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to limitations, approximately 10,842,042 shares will become eligible for sale upon expiration of the lockup period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Some of the holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”), subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock, if any, will provide a return to investors.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2011, we had net operating losses of approximately $75.0 million and $95.0 million for both U.S. federal and California income tax purposes, respectively, which begin to expire in 2026 for U.S. federal income tax purposes and 2016 for California income tax purposes. If we experience an “ownership change” for purposes Section 382 of the Internal Revenue Code of 1986, as amended, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. We are not currently subject to any annual limits on our ability to utilize net operating loss carryforwards. Our deferred tax assets have been fully offset by a valuation allowance as of December 31, 2011.

The requirements associated with being a public company will require significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC, and The NASDAQ Stock Market may also impose various additional requirements on public companies. As a result, we will incur additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies” including:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•

the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Securities Exchange Act of 1934, and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	limiting the removal of directors by the stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. We received net proceeds from the IPO of approximately $51.2 million, after deducting underwriting discounts and commissions of approximately $4.0 million and expenses of approximately $2.3 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Leerink Swann LLC and Cowen and Company, LLC acted as joint book-running managers and Needham & Company, LLC acted as co-manager for the offering.

The shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-180694). The SEC declared the registration statement effective on July 25, 2012. Shares of our common stock began trading on the NASDAQ Global Market on July 26, 2012. On July 31, 2012, following the sale of 5,750,000 shares of common stock, the offering terminated.

Because the closing of our IPO occurred on July 31, 2012, as of June 30, 2012, we had not received the net proceeds from the sale of these securities and therefore had used none of the proceeds to fund operations, capital expenditures, working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyperion Therapeutics, Inc.

Date: September 7, 2012	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: September 7, 2012	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

4.3	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.4	Form of Warrant to Purchase Stock issued pursuant to the SVB Loan and Security Agreement (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

10.1	Form of Indemnification Agreement by and between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-180694), as filed with the SEC on April 13, 2012).

10.2	Employment Agreement by and between the Company and Donald J. Santel, dated April 9, 2012 (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-180694), as filed with the SEC on April 13, 2012).

10.3	Form of Executive Change of Control and Severance Agreement by and among the Company and certain officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-180694), as filed with the SEC on April 13, 2012).

10.4*	2012 Omnibus Incentive Plan.

10.5	Form of Incentive Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

10.6	Form of Nonstatutory Option Agreement under the 2012 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-180694), as filed with the SEC on May 24, 2012).

10.7	The SVB Loan and Security Agreement, dated April 19, 2012 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.