Form 10-Q
period 2012-09-30
HYPERION THERAPEUTICS INC
filed 2012-11-07
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of October 29, 2012, the number of outstanding shares of the registrant’s common stock was 16,592,042.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	FDA approval of, or other action with respect to, Ravicti;

•	the commercial launch and future sales of Ravicti or any other future products or product candidates;

•	our ability to achieve premium pricing for Ravicti;

•	our plans with respect to the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL;

•	our expectations regarding the commercial supply of our UCD products;

•	third-party payor reimbursement for Ravicti, BUPHENYL and AMMONUL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD or HE patient market size and market adoption of Ravicti by physicians and patients;

•	the timing, cost or other aspects of the commercial launch of Ravicti;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of Ravicti for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	impact of accounting standards; and

•	repayment of notes payable.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$56,538	$7,018
Prepaid expenses and other current assets	879	741
Restricted cash	—	305

Total current assets	57,417	8,064

Property and equipment, net	30	19
Restricted cash	—	25
Other non-current assets	439	34

Total assets	$57,886	$8,142

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,560	$1,887
Accrued liabilities	2,153	3,310
Call option liability	—	737
Convertible notes payable	—	23,412
Notes payable, current portion	3,010	—

Total current liabilities	6,723	29,346
Warrants liability	—	2,574
Notes payable, net of current portion	8,956	—

Total liabilities	15,679	31,920

Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.0001 — 66,000,000 shares authorized at December 31, 2011; 6,575,637 shares issued and outstanding at December 31, 2011 (Aggregate liquidation preference of $63,272 at December 31, 2011)	—	58,326

Stockholders’ equity (deficit)
Convertible preferred stock, par value $0.0001 — 10,000,000 shares authorized at September 30, 2012; none issued and outstanding at September 30, 2012	—	—
Common stock, par value $0.0001 — 100,000,000 and 80,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 16,592,042 and 469,319 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2	—
Additional paid-in capital	172,917	24,630
Deficit accumulated during the development stage	(130,712)	(106,734)

Total stockholders’ equity (deficit)	42,207	(82,104)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$57,886	$8,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2012	2011	2012	2011	September 30, 2012
Revenue	$—	$—	$—	$—	$286
Cost of revenue	—	—	—	—	10

Gross profit	—	—	—	—	276

Operating expenses
Research and development	2,372	4,677	14,012	13,609	84,247
General and administrative	1,541	1,338	5,081	5,187	24,208
Selling and marketing	845	162	1,645	629	8,721
Impairment of development and promotion rights acquisition cost	—	—	—	—	7,059

Total operating expenses	4,758	6,177	20,738	19,425	124,235

Loss from operations	(4,758)	(6,177)	(20,738)	(19,425)	(123,959)
Interest income	3	6	10	20	452
Interest expense	(793)	(851)	(3,115)	(1,700)	(8,357)
Other income (expense) - net	618	291	(135)	343	1,152

Net loss	(4,930)	(6,731)	(23,978)	(20,762)	(130,712)
Accretion of Series B preferred stock to redemption value	—	—	—	—	(114)

Net loss attributable to common stockholders	$(4,930)	$(6,731)	$(23,978)	$(20,762)	$(130,826)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.44)	$(14.34)	$(5.83)	$(44.24)

Weighted average number of shares used to compute net loss per share of common stock:
Basic and diluted	11,326,643	469,319	4,114,844	469,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2012	2011	September 30, 2012
Cash flows from operating activities
Net loss	$(23,978)	$(20,762)	$(130,712)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11	52	502
Amortization of debt discount	1,146	1,175	2,695
Conversion of accrued interest to convertible preferred stock	—	—	514
Remeasurement of warrants liability	780	(166)	1,448
Remeasurement of call option liability and preferred stock liability	(737)	(176)	(2,818)
Stock-based compensation expense	625	262	1,609
Issuance of common stock in connection with collaboration agreement	—	—	564
Acquisition of development and promotion rights	—	—	(10,000)
Amortization of debt issuance costs	96	—	513
Amortization of development and promotion rights acquisition cost	—	—	2,941
Impairment of development and promotion rights acquisition cost	—	—	7,059
Other	—	—	4
Changes in assets and liabilities
Prepaid expenses and other current assets	(217)	(364)	(971)
Other non-current assets	(138)	15	(172)
Accounts payable	(699)	290	1,188
Accrued liabilities and other non-current liabilities	870	496	4,794

Net cash used in operating activities	(22,241)	(19,178)	(120,842)

Cash flows from investing activities
Acquisition of property and equipment	(21)	(8)	(339)
Option to purchase BUPHENYL and AMMONUL (Note 3)	(283)	—	(283)
Change in restricted cash	329	—	—

Net cash provided by (used in) investing activities	25	(8)	(622)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	53,475	—	53,475
Proceeds from issuance of common stock, net of repurchases	48	—	163
Proceeds from issuance of convertible preferred stock, net	—	—	66,074
Proceeds from issuance of convertible notes payable	7,504	17,478	47,774
Proceeds from issuance of notes payable	12,500	—	22,500
Payments of offering costs	(1,791)	—	(1,791)
Principal payments under notes payable	—	—	(10,000)
Principal payments under capital lease obligations	—	—	(193)

Net cash provided by financing activities	71,736	17,478	178,002

Net increase (decrease) in cash and cash equivalents	49,520	(1,708)	56,538
Cash and cash equivalents, beginning of period	7,018	6,579	—

Cash and cash equivalents, end of period	$56,538	$4,871	$56,538

Supplemental cash flow information
Cash paid for interest	$328	$—	$2,120
Supplemental disclosure of noncash investing and financing activities
Warrants issued in connection with notes payable	1,303	1,089	3,210
Issuance of call option related to convertible notes payable	—	869	1,707
Gain on extinguishment of debt	—	—	1,143
Conversion of promissory notes to Series B redeemable convertible preferred stock	—	—	301
Accretion to redemption value of Series B redeemable convertible preferred stock	—	—	114
Purchase of property and equipment under capital leases	—	—	193
Conversion of notes payable and accrued interest to Series C-1 convertible preferred stock	—	—	15,501
Conversion of Series A and Series B redeemable convertible preferred stock to common stock	—	—	21,934
Preferred stock liability related to the second tranche of Series C-2 preferred stock	—	—	361
Deferred offering costs in accounts payable	371	—	371
Issuance of common stock upon automatic net exercise of warrants	3,901	—	3,901
Conversion of convertible notes payable and accrued interest to common stock	33,322	—	33,322
Conversion of Series C-1 and C-2 preferred stock to common stock	58,326	—	58,326

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

The Company is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. The Company is developing Ravicti™ (glycerol phenylbutyrate) to treat the most prevalent urea cycle disorders (“UCD”) and hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product candidate, Ravicti, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On December 23, 2011, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (the “FDA”) for Ravicti for the chronic treatment of UCD in patients aged 6 years and above. The FDA accepted the NDA for review in February 2012 and the Company has a Prescription Drug User Fee Act (“PDUFA”) action date of January 23, 2013.

The Company’s wholly owned subsidiary, Hyperion Therapeutics Limited, was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales. There has been no activity in Hyperion Therapeutics Limited for the last three fiscal years.

On July 31, 2012, the Company completed its initial public offering (“IPO”) and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share. In addition, the Company sold an additional 750,000 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million.

Upon the closing of the IPO, the Company’s Series C-1 and Series C-2 preferred stock converted into 1,912,598 and 4,663,039 shares of common stock, respectively. In addition, the principal and accrued interest under the Company’s April 2011 Notes and October 2011 Notes amounting to $18.9 million and $15.6 million, respectively, converted into 1,888,054 and 1,556,816 shares of common stock. As of July 31, 2012, the carrying value of the April 2011 Notes including the impact of the amendment to the April 2011 Notes as discussed in Note 6 and accrued interest under the April 2011 Notes was $18.4 million. As of July 31, 2012, the carrying value (net of discount) and accrued interest under the October 2011 Notes was $14.9 million. Additionally, the April 2011 common stock warrants and October 2011 preferred stock warrants were converted into 322,599 and 17,762 shares of common stock, respectively, immediately prior to the closing of the IPO.

The condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the three and nine months ended September 30, 2012, the Company incurred a net loss of $4.9 million and $24.0 million, respectively, and the Company used $22.2 million of cash in operations during the nine months ended September 30, 2012. At September 30, 2012, the Company had a deficit accumulated during the development stage of $130.7 million. The Company expects to incur increased research and development expenses if the Company initiates a Phase III trial of Ravicti for the treatment of patients with episodic HE or if the FDA requires the Company to do additional studies for the approval of Ravicti for UCD. In addition, the Company expects to incur increased sales and marketing expenses if Ravicti is approved for UCD. Management’s plans with respect to these matters include utilization of a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of Ravicti in UCD and possibly in HE, expanding the Company’s organization, and preparing for potential commercialization of Ravicti, if approved by the FDA. The Company may need to raise additional funds through equity or debt financing or reduce discretionary spending. Failure to achieve these plans may result in the Company not being able to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2011, included in the Company’s prospectus dated July 25, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

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

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, restricted cash, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the preferred stock liability, the common stock warrants liability, the preferred stock warrants liability and the call option liability represents their estimated fair values. See Note 4, Fair Value Measurements, regarding the fair value of the Company’s notes payable.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing amount long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted. The Company does not believe this pronouncement will have a material impact on its condensed consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” issued in May 2011. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The new guidance will require prospective application. The adoption of this accounting standard update required expanded disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210).” This update provides enhanced disclosure requirements regarding the nature of an entity’s right of offset related to arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. This pronouncement is effective for financial reporting periods beginning on or after January 1, 2013, and full retrospective application is required. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$51,001	$—	$—

	$51,001	$—	$—

	December 31, 2011
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants liability	$—	$—	$1,978
Preferred stock warrants liability	—	—	596
Call option liability	—	—	737

	$—	$—	$3,311

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in the fair values of level 3 liabilities (in thousands):

	April 2011 Common Stock Warrants Liability	October 2011 Preferred Stock Warrants Liability	October 2011 Call Option Liability	Total
Fair value at December 31, 2011	$1,978	$596	$737	$3,311
Recognition of fair value at the date of issuance of second closing in February 2012 (Notes 6 and 7)	—	547	—	547
Change in fair value recorded in other expense (income), net	1,515	(735)	(737)	43
Reclassification to equity upon net exercise of warrants (Note 7)	(3,493)	(408)	—	(3,901)

Fair value at September 30, 2012	$—	$—	$—	$—

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of September 30, 2012 (in thousands):

	September 30, 2012
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$11,966	$12,508

The fair value of the April and September 2012 Notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. The notes payable are classified within Level 3 of the hierarchy of fair value measurements.

5. Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	September 30, 2012	December 31, 2011
Preclinical and clinical trial expenses	$952	$1,489
Payroll and related expenses	889	1,235
Interest payable	2	392
Deferred rent, current portion	—	7
Other	310	187

	$2,153	$3,310

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

On July 31, 2012, upon closing of the IPO, the principal and accrued interest under the Company’s April 2011 Notes amounting to $18.9 million converted into 1,888,054 shares of common stock. The carrying value, including the impact of the amendment to the April 2011 Notes as discussed below and accrued interest under the Company’s April 2011 Notes was $18.4 million as of July 31, 2012.

April 2011 Call Option Liability

The April 2011 Purchase Agreement also provides that so long as there has not been a qualified financing, change of control or initial public offering, on or before June 30, 2011, or in the event that the April 2011 Notes issued in an initial closing or subsequent initial closing have not been previously converted into common or preferred stock as set forth in the April 2011 Purchase Agreement, upon the election and approval of the holders of 66% of the principal amount of the then-outstanding April 2011 Notes, the Company will issue (i) notes with an aggregate principal amount of up to $7.5 million in the event that none of the subsequent closing notes have been issued or (ii) up to an aggregate principal amount of $10.5 million in the event all or a portion of the subsequent closing notes have been issued. The additional note amount was determined to be a call option (“April 2011 Call Option”) that was recorded at its fair value of $0.9 million as a debt discount that has been amortized to interest expense over the term of the April 2011 Notes. The fair value of the April 2011 Call Option was determined using the Black-Scholes option-pricing model on the date of the issuance using the following assumptions: expected life of 7 months, risk free interest rate of 0.27%, dividend yield of 0% and expected volatility of 50%. During the year ended December 31, 2011, the Company recorded $0.3 million in other income (expense), net to reflect the change in the fair value of the April 2011 Call Option, and $0.6 million in the gain on the extinguishment of debt to reflect the termination of the April 2011 Call Option in October 2011.

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

On July 31, 2012, upon closing of the IPO, the principal and accrued interest under the Company’s October 2011 Notes amounting to $15.6 million converted into 1,556,816 shares of common stock. The carrying value, (net of discount) and accrued interest under the Company’s October 2011 Notes was $14.9 million as of July 31, 2012.

October 2011 Call Option Liability

The October 2011 Purchase Agreement also provides that so long as there has not been a qualified financing, change of control or initial public offering, on or before June 30, 2012, or in the event that the October 2011 Notes issued in the initial closing or subsequent initial closings have not been previously converted into common or preferred stock as set forth in the agreement, upon the election and approval of the holders of 66% of the principal amount of the then-outstanding October 2011 Notes, the Company will issue (i) notes with an aggregate principal amount of $7.5 million or (ii) up to $7.5 million of notes in the event all or a portion of the subsequent initial closing notes have been issued. The additional note amount was determined to be a call option (“October 2011 call option”) that was recorded at its fair value of $0.8 million as a debt discount that has been amortized to interest expense over the term of the October 2011 Notes. The fair value of the October 2011 call option was determined using the Black-Scholes option-pricing model on the date of issuance using the following assumptions: expected life of 8 months, risk free interest rate of 0.12%, dividend yield of 0% and expected volatility of 50%. During the year ended December 31, 2011, the Company recorded $0.1 million in other income (expense), net to reflect the change in the fair value of the October 2011 Call Option. The Company determined the fair value of the October 2011 Call Option at December 31, 2011 to be $0.7 million, using the Black-Scholes option-pricing model with the following assumptions: expected life of 6 months, risk-free interest rate of 0.12%, dividend yield of 0% and expected volatility of 50%.

The Company recorded $0.7 million to other income (expense), net in its condensed consolidated statements of operations upon issuance of the second closing of the October 2011 Notes in February 2012 for $7.5 million.

As of September 30, 2012, the April 2011 Notes and October 2011 Notes were no longer outstanding as they had converted into shares of common stock upon the closing of the Company’s IPO on July 31, 2012. As of December 31, 2011, the carrying values of the April 2011 Notes and October 2011 Notes were $17.0 million (based on the estimated fair value of April 2011 Notes after the amendment) and $6.4 million, respectively, totaling to $23.4 million.

During the three and nine months ended September 30, 2012, the Company recorded amortization for debt discount of $0.1 million and $0.9 million, respectively, related to the October 2011 Notes. During the three and nine months ended September 30, 2011, the Company recorded amortization for debt discount of $0.6 million and $1.2 million, respectively, related to the April 2011 Notes.

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

The Company determined that no beneficial conversion features exist at the dates of issuance of the April 2011 Notes and October 2011 Notes and upon closing of the IPO on July 31, 2012, at which time these notes were converted to common stock.

April 2012 Notes Payable

In April 2012, the Company borrowed $10.0 million (the “April 2012 Notes”) pursuant to a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank and Leader Lending, LLC - Series B (the “Lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the Loan Agreement, the Company

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

granted a security interest in all of its assets, except intellectual property. The Company’s obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on its assets including the Company’s intellectual property, mergers and acquisitions and distributions to stockholders. The Loan Agreement also requires the Company to provide the Lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Loan Agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

Pursuant to the terms of the Loan Agreement, once the Company raises at least $30.0 million from the sale of equity securities or subordinated debt, the Lenders also agreed to lend the Company a one-time single loan in the amount of $2.5 million (the “Bank Term Loan”). In September 2012, the Company borrowed an additional $2.5 million (the “September 2012 Note”) from Silicon Valley Bank pursuant to the terms of the Bank Term Loan. In addition, the Company issued warrants to Silicon Valley Bank to purchase a total of 8,408 shares of common stock with an exercise price of $5.05 per share. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the Bank Term Loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the Loan Agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

During the three and nine months ended September 30, 2012, the Company recorded amortization for debt discount of $0.2 million in both periods, related to the April 2012 Notes and September 2012 Note.

7. Warrants

October 2007 Common Stock Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants were exercisable at $1,913.05 per share and expire in October 2017 (the “October 2007 common stock warrants”). The October 2007 common stock warrants were outstanding as of September 30, 2012.

April 2008 Common Stock Warrants

In exchange for services received, the Company issued a warrant to purchase 22 shares of common stock at an exercise price of $327.95 per share in April 2008 (the “April 2008 common stock warrants”). The April 2008 common stock warrants were outstanding as of September 30, 2012 and will expire in December 2012.

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

On July 31, 2012, immediately prior to the closing of the IPO, the April 2011 common stock warrants automatically net exercised into 322,599 shares of common stock.

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

On July 31, 2012, immediately prior to the closing of the IPO, the October 2011 preferred stock warrants automatically net exercised into 17,762 shares of common stock.

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012 (Note 6), the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). The April 2012 common stock warrants were outstanding as of September 30, 2012.

September 2012 Common Stock Warrants

In connection with the September 2012 Note, the Company issued warrants to the Lender to purchase a total of 8,408 shares of common stock. The warrants are exercisable at $5.05 per share and expire in September 2022 (the “September 2012 common stock warrants”). The September 2012 common stock warrants were outstanding as of September 30, 2012.

Common and Preferred Stock Warrants Fair Value Measurements

Under ASC 815 and ASC 480-10, the Company accounts for the April 2011 common stock warrants and the October 2011 preferred stock warrants, respectively, at fair value and recorded them as liabilities on the date of issuance. The Company accounts for the April 2012 and September 2012 common stock warrants at fair value and recorded them as equity on the date of issuance. Because the April 2012 and September 2012 common stock warrants meet the requirements for equity classification under ASC 815, the Company is not required to remeasure the fair value of the warrants subsequent to the date of issuance.

On the date of issuance and in subsequent remeasurements, the Company determined the fair value of the April 2011 and October 2011 warrants by allocating the Company equity value using the Black-Scholes option-pricing model at each reporting date. The Company’s equity value was allocated among the various convertible debt and equity classes expected to be outstanding at the liquidity events based on the rights and preferences of each class.

The fair value of the April 2011 common stock warrants as of the date of issuance was determined to be $1.1 million, which was recorded as a debt discount and amortized to interest expense over the term of the April 2011 Notes. The fair value was determined using the following assumptions: expected life of 2 years; risk free interest rate of 0.80%; and expected volatility of 70%.

The fair value of the October 2011 preferred stock warrants as of the date of issuance was determined to be $0.4 million, which was recorded as a debt discount and amortized to interest expense over the term of the October 2011 Notes. The fair value was determined using the following assumptions: expected life of 1.50 years; risk free interest rate of 0.12%; and the expected volatility of 70%. The fair value of the preferred stock warrants issued in February 2012 in connection with the second closing of the October 2011 Notes was determined to be $0.5 million, which was recorded as a debt discount and amortized to interest expense over the term of the October 2011 Notes. The fair value was determined using the following assumptions: expected life of 1 year; risk free interest rate of 0.20%; and expected volatility of 70%.

The fair value of the April 2012 common stock warrants as of the date of issuance was determined to be $0.7 million, which was recorded as a debt discount and amortized to interest expense over the term of the April 2012 Notes. Using the Black-Scholes option-pricing model, the fair value was determined using the following assumptions: expected life of 10 years; risk free interest rate of 1.98%; and expected volatility of 70%.

The fair value of the September 2012 common stock warrants as of the date of issuance was determined to be $75,000, which was recorded as a debt discount and amortized to interest expense over the term of the September 2012 Note. Using the Black-Scholes option-pricing model, the fair value was determined using the following assumptions: expected life of 10 years; risk free interest rate of 1.65%; and expected volatility of 65%.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2012, the Company recorded $0.3 million of income and $1.5 million of expense in other income (expense), net, respectively, to reflect the change in fair value of the April 2011 common stock warrants. For the three and nine months ended September 30, 2012, the Company recorded $0.4 million and $0.7 million of income in other income (expense), net, respectively, to reflect the change in fair value of the October 2011 preferred stock warrants.

During the three and nine months ended September 30, 2011, the Company recorded $68,900 and $0.2 million of income in other income (expense), net, respectively, to reflect the change in fair value of the April 2011 common stock warrants.

As of September 30, 2012, the April 2011 common stock warrants and October 2011 preferred stock warrants were no longer outstanding as they had automatically net exercised into shares of common stock upon the closing of the Company’s IPO on July 31, 2012. In addition, the fair value of the April 2011 common stock warrants and October 2011 preferred stock warrants as of July 31, 2012, estimated to be $3.9 million using the Black-Scholes option-pricing model, was reclassified to additional paid-in capital. As of December 31, 2011, the fair values of the April 2011 common stock warrants and October 2011 preferred stock warrants were determined to be $2.0 million and $0.6 million respectively, using the following assumptions: expected life of 1.50 years; risk free interest rate of 0.12%; and expected volatility of 70%.

The following table summarizes the outstanding warrants and the corresponding exercise price as of September 30, 2012 and December 31, 2011:

	Number of Shares Outstanding
	September 30, 2012	December 31, 2011	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05
April 2008 common stock warrants	22	22	327.95
April 2011 common stock warrants	—	322,599	4.08
October 2011 preferred stock warrants	—	8,881	9.62
April 2012 common stock warrants	75,974	—	4.08
September 2012 common stock warrants	8,408	—	5.05

Total	84,678	331,776

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

9. Stockholders’ Equity

On July 31, 2012, the Company completed its IPO and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share. In addition, the Company sold an additional 750,000 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 31, 2012, upon the closing of the IPO, the Company’s Series C-1 and Series C-2 preferred stock amounting to $58.3 million converted into 1,912,598 and 4,663,039 shares of common stock, respectively. In addition, the principal and accrued interest under the Company’s April 2011 Notes and October 2011 Notes amounting to $18.9 million and $15.6 million, respectively, converted into 1,888,054 and 1,556,816 shares of common stock. As discussed in Note 6, as of July 31, 2012, the carrying values and accrued interest under the April 2011 Notes and October 2011 Notes amounted to $18.4 million and $14.9 million, respectively. Additionally, the April 2011 common stock warrants and October 2011 preferred stock warrants were converted into 322,599 and 17,762 shares of common stock, respectively, immediately prior to the closing of the IPO. The fair value of the April 2011 common stock warrants and October 2011 preferred stock warrants as of July 31, 2012 of $3.9 million was reclassified to additional paid-in capital.

As a result of the transactions discussed above, the Company issued a total of 16,110,868 shares of its common stock during the three months ended September 30, 2012, which resulted in an increase to common stock par value of $2,000 and an increase to additional paid-in capital of $146.9 million. As of September 30, 2012, the Company had 16,592,042 of common shares outstanding, and common stock par value and additional paid-in capital of $2,000 and $172.9 million, respectively.

In addition, on July 31, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 with a par value of $0.0001 per share and decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.0001 per share.

10. Stock Option Plan

In April 2012, the board of directors of the Company amended the 2006 Plan to increase the number of shares available for grant by 453,348 shares and also approved the grant of 453,348 stock options under the 2006 Plan at an exercise price of $7.31.

Additionally, in April 2012, the board of directors of the Company adopted, subject to the approval of the Company’s stockholders, the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. In July 2012, the Company’s stockholders approved the adoption of the 2012 Plan. The 2012 Plan became effective on July 25, 2012. As of September 30, 2012, the Company had 1,037,408 shares of common stock available for issuance under the 2012 Plan. During the three months ended September 30, 2012, the board of directors approved the grants of 137,732 stock options under the 2012 Plan at exercise prices of $10.33 and $10.32.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan.

Stock-Based Compensation Associated with Awards to Employees

The Company granted stock options to employees to purchase 591,080 and 407,946 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively. The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted to employees was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From November 1, 2006 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Research and development	$122	$41	$261	$99	$591
General and administrative	114	57	263	144	832
Selling and marketing	54	8	86	19	154

Total	$290	$106	$610	$262	$1,577

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allocations to research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

11. Income Taxes

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. During 2011, the Company made claims for 2009 and 2010 Orphan Drug Credits, resulting in additional federal credits of approximately $8.5 million. The future tax benefits of such claims have been included in deferred taxes. The Company also claimed the Orphan Drug Credit with its 2011 tax return for which there was a full valuation allowance as of September 30, 2012 and December 31, 2011.

There was no interest or penalties accrued at January 1, 2009 and September 30, 2012. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the U.S. and California. The Company is not currently under income tax examinations by any tax authorities.

12. Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(4,930)	$(6,731)	$(23,978)	$(20,762)

Denominator:
Weighted-average number of common shares used in calculating net loss per share — basic and diluted outstanding	11,326,643	469,319	4,114,844	469,319

Net loss per share attributable to common stockholders — basic and diluted	$(0.44)	$(14.34)	$(5.83)	$(44.24)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible preferred stock	—	6,575,637	—	6,575,637
Stock options	1,853,481	1,285,765	1,853,481	1,285,765
October 2007, April 2008, April 2011, April 2012 and September 2012 common stock warrants	84,678	322,895	84,678	322,895

Total	1,938,159	8,184,297	1,938,159	8,184,297

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. We are developing our product candidate, Ravicti, to treat two different diseases in which blood ammonia is elevated: the most prevalent urea cycle disorders (“UCD”) and hepatic encephalopathy (“HE”). UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or protein transporters that constitute the urea cycle, which in a healthy individual removes ammonia through the conversion of ammonia to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic disease which fluctuates in severity and may lead to serious neurological damage. On December 23, 2011, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for Ravicti for the chronic management of UCD in patients aged 6 years and above. The FDA accepted the NDA for review in February 2012. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA was originally due to notify us regarding Ravicti’s approval status by October 23, 2012. On September 5, 2012, the FDA notified us that our August 23, 2012 submission of additional information requested by the FDA has been designated as a major amendment. As a result, the FDA extended the PDUFA action date by three months to January 23, 2013. In April 2012, we submitted data from the switchover portion of a clinical trial in UCD patients aged 29 days through 5 years and a revised draft package insert requesting approval of Ravicti to include this patient population. We currently expect to commercially launch Ravicti in the first half of 2013. In May 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on Ravicti versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin.

Pursuant to an asset purchase agreement, or purchase agreement, with Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, we purchased the worldwide rights to Ravicti in March 2012 for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of Ravicti. Pursuant to an amended and restated collaboration agreement, or restated collaboration agreement, with Ucyclyd entered into on March 2012, we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. We will be permitted to exercise this option for a period of 90 days beginning on the earlier of the date of the approval of Ravicti for the treatment of UCD and June 30, 2013, but in no event earlier than January 1, 2013. To fund this upfront payment, we may draw on a loan commitment from Ucyclyd, which loan would be payable over eight quarters. If we exercise our option, Ucyclyd has a time-limited option to retain AMMONUL at a purchase price of $32.0 million. If Ucyclyd exercises its option and retains AMMONUL, the upfront purchase price for Ucyclyd’s worldwide rights to BUPHENYL will be $19.0 million resulting in a net payment from Ucyclyd to us of $13.0 million upon close of the transaction. On September 3, 2012, Valeant Pharmaceuticals International, Inc. and Medicis Pharmaceutical Corporation announced that they entered into a definitive agreement under which Valeant will acquire Medicis.

We are a development stage company and have incurred net losses since our inception. As of September 30, 2012, we had a deficit accumulated during the development stage of $130.7 million. We recorded net losses of $4.9 million and $24.0 million during the three and nine months ended September 30, 2012, respectively, and net losses of $6.7 million and $20.8 million during the three and nine months ended September 30, 2011, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of Ravicti, and preparing for potential commercialization of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd. We expect to incur significant and increasing operating losses and negative cash flows in the near future as we continue to conduct clinical trials, seek regulatory approval of Ravicti in UCD and HE, expand our organization, prepare for the potential commercial launch of Ravicti if approved by the FDA, and purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain AMMONUL. In addition, any future acquisitions of products or product candidates may require additional capital and personnel.

On July 31, 2012, we completed our initial public offering (“IPO”) and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. Our shares began trading on the NASDAQ Global Market on July 26, 2012. We received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. We plan to use the net proceeds of the offering to fund clinical development, regulatory approval, post-marketing studies and, if approved, the commercial launch of Ravicti for UCD; to fund license payments to Brusilow Enterprises, LLC; and for general corporate purposes. For additional information, see Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Prior to our IPO in July 2012, substantially all of our operations had been funded through the private placement of equity securities and convertible debt. Through September 30, 2012, we have raised net cash proceeds of approximately $66.1 million from the sale of convertible preferred stock, and $15.3 million from the issuance of convertible notes which subsequently converted into shares of convertible preferred stock. Additionally, during 2011 and during the first quarter of 2012 we issued approximately $25.0 million and $7.5 million, respectively, in convertible notes.

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

For the period from inception to September 30, 2012, we have only generated limited revenue from the promotion of BUPHENYL and AMMONUL during 2007 and 2008, and earned no revenue during 2006 and 2009 through September 30, 2012.

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

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We have been developing Ravicti in both UCD and HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase agreement with Ucyclyd. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
UCD Program	$837	$1,606	$2,919	$4,729
HE Program	310	1,171	1,947	4,186
Unallocated	1,225	1,900	9,146	4,694

Total	$2,372	$4,677	$14,012	$13,609

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

Other Income (Expense), net

In the three and nine months ended September 30, 2012 and 2011, other income (expense), net consists primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. Under ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, we account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, at fair value and recorded as liabilities on the date of each issuance. The fair value was determined and subsequently remeasured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing of the IPO, we performed a final remeasurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the remeasurement to other income (expense), net. These warrants automatically net exercised into shares of common stock on July 31, 2012. As a result, these warrants will no longer be remeasured after July 31, 2012.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the accompanying unaudited condensed consolidated financial statements and the Critical Accounting Policies and Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated July 25, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2012	2011			2012	2011
	(unaudited)				(unaudited)
Research and development	$2,372	$4,677	$(2,305)	(49)%	$14,012	$13,609	$403	3%
General and administrative	1,541	1,338	203	15	5,081	5,187	(106)	(2)
Selling and marketing	845	162	683	422	1,645	629	1,016	162
Interest income	3	6	(3)	(50)	10	20	(10)	(50)
Interest expense	(793)	(851)	(58)	(7)	(3,115)	(1,700)	1,415	83
Other income (expense), net	618	291	327	112	(135)	343	(478)	(139)

Research and Development Expenses

Research and development expenses decreased by $2.3 million, or 49%, to $2.4 million for the three months ended September 30, 2012, from $4.7 million for the three months ended September 30, 2011. This decrease was primarily due to decreases of $2.2 million in clinical development costs and $0.2 million in consulting fees due to lower costs in our HE Phase II trial as patient enrollment was largely completed in the fourth quarter of 2011, and as a result of completing the long term safety extension trial in adults with UCD in 2011. The decrease in research and development expenses was also due to a decrease of $0.4 million in clinical regulatory related expenses as the NDA filing for Ravicti occurred in December 2011. These decreases were partially offset by an increase of $0.3 million in manufacturing related expenses.

Research and development expenses increased by $0.4 million, or 3%, to $14.0 million for the nine months ended September 30, 2012, from $13.6 million for the nine months ended September 30, 2011. This increase was primarily due to $5.7 million incurred in connection with the purchase agreement with Ucyclyd, an increase of $0.8 million in manufacturing expenses and an increase of $0.3 million in compensation expense. The increase was partially offset by decreases of $4.8 million in clinical development costs and $0.7 million in consulting fees due to lower costs in our HE Phase II trial as patient enrollment was largely completed in the fourth quarter of 2011 and as a result of completing the long term safety extension trial in adults with UCD in 2011. Additionally, clinical regulatory expenses in 2012 were lower by $0.8 million as the NDA filing for Ravicti occurred in December 2011.

For the period from inception to September 30, 2012, research and development expenses amounted to $84.2 million. Research and development expenses comprise primarily clinical and pre-clinical development costs of $44.7 million, payroll related costs of $14.2 million, professional and consulting costs of $7.6 million, the expenses incurred for the purchase of Ravicti of $5.7 million, regulatory related costs of $3.6 million and amortization of development and promotion rights acquisition cost of $2.9 million.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 15%, to $1.5 million for the three months ended September 30, 2012, from $1.3 million for the three months ended September 30, 2011. This increase was primarily due to increases of $0.2 million in compensation expense and $0.2 million in insurance and other office related expenses, partially offset by a decrease of $0.3 million in professional and consulting fees related to our arbitration with Ucyclyd that occurred in 2011 without similar expenses in 2012.

General and administrative expenses decreased by $0.1 million, or 2%, to $5.1 million for the nine months ended September 30, 2012, from $5.2 million for the nine months ended September 30, 2011. This decrease was primarily due to a decrease of $1.0 million in professional and consulting fees related to a potential financing in 2011 and also related to our arbitration with Ucyclyd that occurred in 2011 without similar expenses in 2012, partially offset by increases of $0.6 million in compensation expense and $0.2 million in insurance and other office related expenses.

For the period from inception to September 30, 2012, general and administrative expenses amounted to $24.2 million. General and administrative expenses comprise primarily payroll related expenses of $8.6 million, professional and consulting costs of $12.9 million and office and rent related costs of $2.5 million.

Selling and Marketing Expenses

Selling and marketing expenses increased by $0.7 million, or 422%, to $0.8 million for the three months ended September 30, 2012, from $0.2 million for the three months ended September 30, 2011. The increase in the third quarter of 2012 was primarily due to increases of $0.3 million in compensation and recruiting expenses as a result of hiring additional employees, $0.2 million in marketing related costs and $0.1 million in consulting fees, in preparation for the commercialization of Ravicti in UCD.

Selling and marketing expenses increased by $1.0 million, or 162%, to $1.6 million for the nine months ended September 30, 2012, from $0.6 million for the nine months ended September 30, 2011. The increase in the first nine months of 2012 was primarily due to increases of $0.5 million in compensation and recruiting expenses as a result of hiring additional employees, $0.2 million in marketing related costs and $0.2 million in consulting fees, in preparation for the commercialization of Ravicti in UCD.

For the period from inception to September 30, 2012, selling and marketing expenses amounted to $8.7 million. Selling and marketing expenses comprise primarily payroll related expenses of $4.4 million, professional and consulting costs of $1.6 million, and marketing related costs of $1.7 million.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The changes in interest income were not significant for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

For the period from inception to September 30, 2012, interest income amounted to $0.5 million which consists of interest earned on our cash and cash equivalents.

Interest Expense

We recognized $0.8 million and $3.1 million in interest expense for the three and nine months ended September 30, 2012, respectively, compared to $0.9 million and $1.7 million for the three and nine months ended September 30, 2011, respectively. Interest expense decreased for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012. Interest expense increased for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to the interest expense incurred relating to our convertible notes issued in October 2011 and February 2012 and our loan and security agreement with Silicon Valley Bank and Leader Lending, LLC - Series B entered into in April 2012.

For the period from inception to September 30, 2012, interest expense amounted to $8.4 million primarily related to our interest expense on our convertible notes payable and our loan and security agreements entered into in 2007 and April 2012.

Other Income (Expense), net

Other income (expense), net, primarily relates to the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes.

During the three months ended September 30, 2012, we recorded a change in fair value of $0.3 million and $0.4 million of income related to the common stock warrants and the preferred stock warrants, respectively. During the nine months ended September 30, 2012, we recorded a change in fair value of $1.5 million of expense and $0.7 million of income related to the common stock warrants and the preferred stock warrants, respectively. Additionally, we recorded $0.7 million to other income relating to the change in the fair value of our call option liability upon the issuance of our convertible notes in February 2012. During the three and nine months ended September 30, 2011, we recorded a change in fair value of $0.3 million of income related to our common stock warrants and April 2011 call option liability. The call option related to our convertible notes is more fully described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

For the period from inception to September 30, 2012, other income amounted to $1.2 million, consisting primarily of the change in fair value of our preferred stock liability associated with our Series C-2 convertible preferred stock, and the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes.

Liquidity and Capital Resources

Since our inception in November 2006, we have funded our operations primarily through proceeds from the sale of convertible preferred stock, bank debt and the issuance of convertible debt. In July 2012, we raised $51.3 million in net proceeds in our IPO. We have not generated any revenue from the sale of any products in the last three years. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2012 and December 31, 2011, our principal sources of liquidity were our cash and cash equivalents, which totaled $56.5 million and $7.0 million, respectively.

From inception through September 30, 2012, we have received net cash proceeds of $66.1 million from the sale of convertible preferred stock, $15.3 million from the issuance of convertible notes which subsequently converted into shares of convertible preferred stock and $32.5 million from the issuance of convertible debt that was subsequently converted into common stock in July 2012 in connection with the closing of our IPO.

In April 2011, we entered into a bridge loan financing in which we issued $17.5 million in aggregate principal amount of convertible promissory notes in April 2011 (the “April 2011 Notes”) and $8,285 in aggregate principal amount of convertible promissory notes in May 2011 (the “May 2011 Notes”). The April 2011 Notes and May 2011 Notes bear interest at 6% per annum and were converted into shares of our common stock immediately prior to the closing of our IPO in July 2012. For additional information, see Note 6 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

In October 2011, we entered into a bridge loan financing, or the October 2011 bridge financing, in which we issued $7.5 million in aggregate principal amount of convertible promissory notes in October 2011 (the “October 2011 Notes”), $3,551 in aggregate principal amount of convertible promissory notes in November 2011 (the “November 2011 Notes”), and $7.5 million in aggregate principal amount of convertible promissory notes in February 2012 (the “February 2012 Notes”). The October 2011 Notes, November 2011 and February 2012 Notes bear interest at 6% per annum and were converted into shares of our common stock immediately prior to the closing of our IPO in July 2012. For additional information, see Note 6 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

In April 2012, we borrowed $10.0 million (the “April 2012 Notes”) pursuant to a loan and security agreement (the “loan agreement”) with Silicon Valley Bank and Leader Lending, LLC - Series B (the “lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the loan agreement, we granted a security interest in all of our assets, except intellectual property. Our obligations to the lender include restrictions on borrowing, asset transfers, placing liens or security interest on our assets including our intellectual property, mergers and acquisitions and distributions to stockholders. The loan agreement also requires us to provide the lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. We issued warrants to the lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The loan agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the loan agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the loan agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

Pursuant to the terms of the loan agreement, once we raise at least $30.0 million from the sale of equity securities or subordinated debt, the lenders also agreed to grant us a one-time single loan in the amount of $2.5 million (the “bank term loan”). In September 2012, we borrowed an additional $2.5 million (the “September 2012 Note”) from Silicon Valley Bank pursuant to the terms of the bank term loan. In addition, we issued warrants to Silicon Valley Bank to purchase a total of 8,408 shares of common stock with an exercise price of $5.05 per share. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the bank term loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the loan agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

In its report accompanying our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations raise substantial doubt as to our ability to continue as a going concern. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we receive regulatory approval of and successfully commercialize Ravicti, or purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. We received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. We believe that our current cash and cash equivalents, which includes the net proceeds from our IPO, as well as potential payments from Ucyclyd beginning January 1, 2013, if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and maintain the necessary capital resources to fund our business, neither of which is certain. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
(In thousands)	2012	2011
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(22,241)	$(19,178)
Investing activities	25	(8)
Financing activities	71,736	17,478
Net increase (decrease) in cash and cash equivalents	$49,520	$(1,708)

The primary use of cash in operating activities for the nine months ended September 30, 2012 and 2011 was to fund our operations related to the development of Ravicti in UCD and HE. Cash used in operating activities of $22.2 million for the nine months ended September 30, 2012 primarily related to our net loss of $24.0 million, adjusted for non-cash items such as $1.1 million of amortization of debt discount, $0.8 million of remeasurement of warrants liability and $0.6 million of stock-based compensation expense. For the first nine months of 2012, cash used in operating activities included the $5.7 million of expense incurred for the purchase of Ravicti. Cash used in operating activities of $19.2 million for the nine months ended September 30, 2011 primarily related to our net loss of $20.8 million, adjusted for $1.2 million of amortization of debt discount and $0.4 million of net cash inflow related to changes in operating assets and liabilities.

Net cash provided by investing activities was $25,000 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $8,000 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net cash provided by investing activities consisted of a decrease in restricted cash of $0.3 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million and property and equipment purchases of $21,000. Net cash used in investing activities for the nine months ended September 30, 2011 consisted of property and equipment purchases.

Net cash provided by financing activities amounted to $71.7 million and $17.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities for the nine months ended September 30, 2012 related primarily to the proceeds from our initial public offering of $53.5 million (net of underwriting discounts and commissions), the issuance of the February 2012 Notes in the amount of $7.5 million and proceeds from the issuance of our April 2012 Notes and September 2012 Note totaling $12.5 million, partially offset by our payments of offering costs in the amount of $1.8 million. Net cash provided by financing activities for the nine months ended September 30, 2011 consisted of net proceeds from the issuance of the April 2011 Notes in the amount of $17.5 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2012 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal obligations on the loan agreement(1)	$12,500	$3,010	$9,490	$—	$—
Interest obligations on the loan agreement(1)	2,616	1,035	1,581	—	—
Operating Leases(2)	223	219	4	—	—

Total(3)	$15,339	$4,264	$11,075	$—	$—

(1)	In April 2012, we entered into a loan agreement with Silicon Valley Bank and Leader Lending, LLC - Series B. The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In September 2012, we borrowed an additional $2.5 million from Silicon Valley Bank pursuant to the terms of the bank term loan discussed above. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.
(2)	Operating lease obligations consist primarily of lease payments for our South San Francisco facility.
(3)	This table does not include (a) any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known, and (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

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

We believe that our current cash and cash equivalents, which includes the net proceeds from our IPO, as well as potential payments from Ucyclyd beginning January 1, 2013, if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013.

We have based these estimates on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trial of Ravicti in pediatric patients aged 29 days through 5 years may encounter technical or other difficulties that could increase our development costs more than we currently expect or if the FDA requires us to conduct additional clinical trials prior to approving Ravicti. We may also not achieve the revenues we anticipated. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $56.5 million and $7.0 million at September 30, 2012 and December 31, 2011, respectively. Given the short-term nature of our cash equivalents, we believe that our interest rate risk is not significant to our unaudited condensed consolidated financial statements. Our loan agreement with Silicon Valley Bank and Leader Lending, LLC - Series B entered into in April 2012 carries a fixed interest rate and, as such, is not subject to risk of increase in interest rate. We do not have any foreign currency or other derivative financial instruments.

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

We are currently conducting a clinical trial in UCD patients aged 29 days through 5 years designed to demonstrate the safety and efficacy in this patient population. The efficacy portion of this trial is complete and a complete study report was submitted to the FDA in April 2012; however, the data from the 12-month safety extension portion of the study will not be available until the second quarter of 2013. As part of the April 2012 update to the FDA, we submitted a revised draft package insert requesting approval of Ravicti for UCD patients down to 29 days of age. If the FDA classifies this submission as a major amendment, the PDUFA action date will likely be delayed.

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

We have incurred losses in each year since our inception on November 1, 2006. Our losses were $29.4 million in 2011 and $4.9 million and $24.0 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, we had a deficit accumulated during the development stage of $130.7 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. Ravicti will require the completion of regulatory review, significant marketing efforts and substantial investment before it can provide us with any revenue. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for Ravicti and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We believe that our current cash and cash equivalents, which includes the net proceeds from our recently completed IPO, as well as potential payments from Ucyclyd beginning January 1, 2013 if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through the commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, if the FDA requires us to complete the 12-month safety portion of the study in pediatric patients aged 29 days through 5 years and present the data before the FDA will consider approving the NDA for Ravicti in any patients, our ability to generate revenue may be substantially delayed. Pursuant to the restated collaboration agreement, if the Ravicti NDA for UCD is not approved by January 1, 2013, then Ucyclyd is obligated to make monthly payments of $0.5 million to us until the earliest of (1) FDA approval of the Ravicti NDA for UCD, (2) June 30, 2013, and (3) our written notification of our decision not to purchase BUPHENYL and AMMONUL. Our inability to obtain additional funding when we need it could seriously harm our business.

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

In its report accompanying our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations raise substantial doubt as to our ability to continue as a going concern. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we receive regulatory approval of and successfully commercialize Ravicti, or purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. We received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. We believe that our current cash and cash equivalents, which includes the net proceeds from our IPO, as well as potential payments from Ucyclyd beginning January 1, 2013 if Ravicti is not approved by the FDA prior to that, will be sufficient to fund our operations through commercial launch of Ravicti in UCD, assuming commercialization occurs in the first half of 2013. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and maintain the necessary capital resources to fund our business, neither of which is certain. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. For example, in the fourth quarter of 2011 we discovered a contaminated lot of Ravicti, which we believe was caused by a failure in a filtration step by one of our third-party drug substance manufacturers.

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

We are a small company with 16 employees as of September 30, 2012. In order to commercialize our products, we will need to substantially increase our operations, including expanding our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock beneficially own approximately 75.87% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2012, we completed our IPO and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. We received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Leerink Swann LLC and Cowen and Company, LLC acted as joint book-running managers and Needham & Company, LLC acted as co-manager for the offering.

The shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-180694). The SEC declared the registration statement effective on July 25, 2012. Shares of our common stock began trading on the NASDAQ Global Market on July 26, 2012. On July 31, 2012, following the sale of 5,750,000 shares of common stock, the offering terminated.

As of September 30, 2012, we have used a portion of the proceeds from the sale of these securities to fund operations, capital expenditures, working capital and other general corporate purposes.

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

Hyperion Therapeutics, Inc.

Date: November 7, 2012	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2012	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

4.3	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.4	Form of Warrant to Purchase Stock issued pursuant to the SVB Loan and Security Agreement (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.