Form 10-K
period 2012-12-31
HYPERION THERAPEUTICS INC
filed 2013-02-25
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35614

HYPERION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1512713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Gateway Boulevard, Suite 200

South San Francisco, California 94080

(650) 745-7802

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 26, 2012, based upon the closing price of $10.11 of the registrant’s common stock as reported on the NASDAQ Global Market, was $43,004,098. The registrant has elected to use July 26, 2012, as the calculation date, which was the initial trading date of the registrant’s common stock on the NASDAQ Global Market, since on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company.

As of February 1, 2013, the registrant had 16,646,269 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc.TM and RavictiTM are our trademarks. BUPHENYL® and AMMONUL® are registered trademarks of Ucyclyd Pharma, Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. on December 11, 2012. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “could,” “should,” “expects,” “plans,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” “intends” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements about the following:

•	the timing, cost or other aspects of the commercial launch of Ravicti;

•	future sales of Ravicti or any other future products or product candidates;

•	our estimates of the pricing for Ravicti and our ability to achieve such pricing;

•	our potential purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL;

•	our expectations regarding the commercial supply of our UCD products;

•	the cost, timing or estimated completion of our post-marketing clinical studies;

•	third-party payor reimbursement for Ravicti and, if acquired, BUPHENYL and AMMONUL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD or HE patient market size and market adoption of Ravicti by physicians and patients;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of Ravicti for additional indications or as a combination therapy; and

•	our expectations regarding licensing, acquisitions and strategic operations.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. Our product, Ravicti™ (glycerol phenylbutyrate), is designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed Ravicti to treat most urea cycle disorders (“UCD”), and are developing Ravicti to treat hepatic encephalopathy (“HE”), two different diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic disease which fluctuates in severity and may lead to serious neurological damage. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”) granted approval of Ravicti for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with acute hyperammonemia, or HA, crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase (“NAGS”) deficiency for whom the safety and efficacy of Ravicti has not been established, and UCD patients under two months of age for whom Ravicti is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest Ravicti.

We currently expect to commercially launch Ravicti by the end of April 2013. Based on a comprehensive pricing analysis, we anticipate an average price per patient year of Ravicti therapy will be between $250,000 and $290,000. We are launching a dedicated call center, which will serve as an integrated resource for Ravicti prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support. Together with distribution via two specialty pharmacies, we believe these services will provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease. As part of our ongoing commitment to the patient community, we will invest in a comprehensive program of financial support services. It may take up to 120 days for certain insurers to perform health insurance reviews and some Medicaid states may take up to 180 days. Accordingly, we believe that our first few quarters of revenue may not be indicative of our future revenues.

Ravicti was granted orphan drug designation by the FDA for the maintenance treatment of patients with UCD. Orphan drug designation is given to a drug candidate intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. In January 2013, we were notified by the U.S. Patent and Trademark Office (“USPTO”) of the allowance of the claims of patent application number 13/417,137 entitled, METHODS OF THERAPEUTIC MONITORING OF NITROGEN SCAVENGING DRUGS, which discloses optimal measurement timing and target levels for blood ammonia in UCD patients. A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. The issued patent would have a term that expires in March 2032. After issuance, we plan to list this patent in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book.

We believe UCD occur in approximately 1 in 10,000 births in the United States. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate only 500 patients are currently treated with BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, which, prior to the approval of Ravicti, was the only branded therapy approved by the FDA for chronic management of the most prevalent UCD. Additionally, there are 75 patients greater than two years of age currently taking Ravicti in our ongoing long-term safety clinical trials occurring in the United States. We estimate that the UCD population with NAGS deficiency is immaterial.

We believe BUPHENYL use is limited due to the combination of high pill burden or large quantity of powder that must be taken, frequency of dosing (3-6 times per day), the unpleasant taste and smell, and tolerability issues. In addition, the sodium content of the maximum daily dose of BUPHENYL exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

Significantly elevated ammonia levels with corresponding neurological symptoms are known as HA crises. Although not included in the FDA-approved label for Ravicti, we believe that Ravicti may reduce HA crises as compared to BUPHENYL. In addition, Ravicti offers benefits that may enhance tolerability and increase compliance in support of improved disease management. Four clinical trials have shown ammonia control with Ravicti to be non-inferior and directionally favorable to BUPHENYL. Ravicti is nearly tasteless and odorless and does not contain any sodium. Ravicti has the same mechanism of action for ammonia removal as BUPHENYL but requires a smaller volume of drug. For example, approximately 1 tablespoon of Ravicti liquid (17.5 mL) is equivalent to the FDA-approved maximum daily dose of 40 tablets of BUPHENYL. The smaller volume of drug required for Ravicti is due to the differences in physical and chemical properties between Ravicti and BUPHENYL. Based on our market research with physicians and patient preference data from our clinical trials, we anticipate that most BUPHENYL patients for whom Ravicti is indicated under the FDA-approved label will transition to Ravicti over time.

We originally obtained rights to develop Ravicti in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. on December 11, 2012. Under the terms of the original collaboration agreement, we obtained: limited research and development rights to Ravicti for UCD, HE and other indications; the right to promote BUPHENYL and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in patients with the most prevalent UCD, in the United States for UCD, which right was later terminated in a subsequent amendment to the collaboration agreement; and certain future rights to purchase the worldwide rights to BUPHENYL, AMMONUL and Ravicti. In March 2012, pursuant to an asset purchase agreement (“purchase agreement”) with Ucyclyd we purchased all of the worldwide rights to Ravicti for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of Ravicti. In addition, we simultaneously entered into an amended and restated collaboration agreement (“restated collaboration agreement”), with Ucyclyd pursuant to which we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. We are permitted to exercise this option until May 2, 2013. To fund this upfront payment, we may draw on a loan commitment from Ucyclyd, which loan would be payable over eight quarters. If we exercise our option, Ucyclyd has a time-limited option to retain AMMONUL at a purchase price of $32.0 million. If Ucyclyd exercises its option and retains AMMONUL, the upfront purchase price for Ucyclyd’s worldwide rights to BUPHENYL will be $19.0 million resulting in a net payment from Ucyclyd to us of $13.0 million upon close of the transaction. We anticipate exercising our diligence rights provided for in the restated collaboration agreement with regards to BUPHENYL and AMMONUL in March 2013. The outcome of this diligence will be the primary basis for our determination as to whether or not to exercise the option.

To expand the commercial potential of Ravicti we have completed a Phase II trial assessing the safety and efficacy of Ravicti in the treatment of episodic overt HE. Episodic overt HE can be diagnosed clinically through a set of signs and symptoms. The Phase II trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on Ravicti versus placebo, both administered in addition to standard of care, which included lactulose and/or rifaximin. The FDA has granted orphan drug designation to Ravicti for this indication. HE is a serious but potentially reversible neurological disorder that can occur in patients with cirrhosis or acute liver failure. It comprises a spectrum of neuropsychiatric abnormalities and motor disturbances that are associated with varying degrees of disability, ranging from subtle to lethal. HE is believed to occur when the brain is exposed to ammonia that is normally removed from the blood by a healthy liver. We believe that ammonia plays a central role in this disease, and the most commonly utilized therapies for the treatment of HE are believed to act by reducing ammonia. Published epidemiological data suggest that there are approximately 140,000 patients in the United States who have episodic HE. We believe Ravicti, if approved for HE, would treat HE through a systemic reduction of ammonia.

Business Strategy

Our strategy is to commercialize a product portfolio, including Ravicti, for the treatment of UCD and to develop Ravicti for the treatment of HE and other indications. The key elements of our strategy are to:

•

Commercialize Ravicti and improve patient care in UCD. We have expanded our sales, marketing, and reimbursement functions to commercialize Ravicti in the United States. A cornerstone of our strategy is to facilitate the rapid transition of patients from BUPHENYL to Ravicti with a small, scientifically-focused field team of seven sales representatives and three payor account managers, a dedicated call center focused on reimbursement adjudication and compliance support, and a network of specialty pharmacies. Our distribution model is designed to provide patients with access to enhanced services that assist in overcoming challenges in healthcare delivery and in financing treatment posed by therapies that are necessarily expensive. We will seek opportunities for sales of Ravicti in UCD outside of the United States once the launch in the United States is underway.

•

Develop Ravicti for the treatment of HE. Based on the positive results of our Phase II trial assessing the safety and efficacy of Ravicti in the treatment of episodic HE and an end of Phase II meeting to discuss those trial results with the FDA, we are currently planning a Phase III clinical trial to begin during the second half of 2014.

•	Expand Ravicti into additional indications. We may explore the use of Ravicti in indications other than UCD and HE.

•	Acquire additional products and product candidates We intend to continue to identify and may license or acquire products or product candidates being developed for orphan diseases and hepatology.

•

Sell BUPHENYL and AMMONUL, if acquired, for appropriate patients. If we exercise our option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL during the applicable option period, we would market BUPHENYL for use by UCD patients who do not transition to Ravicti or who otherwise may be ineligible to use Ravicti. If Ucyclyd does not retain AMMONUL, we would market AMMONUL for the treatment of HA crises in UCD patients. Outside the United States we would assume Ucyclyd’s existing distribution agreements for BUPHENYL and AMMONUL. If Ucyclyd exercises its option to retain AMMONUL, we will not have rights to sell AMMONUL in the United States or in any other territory.

UCD & HE: Diseases Related to Elevated Ammonia Levels

UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Ammonia is a potent neurotoxin, primarily produced in the intestine as a byproduct of protein metabolism. Individuals with a healthy liver detoxify ammonia by converting it to urea, which is excreted in urine. In both UCD and HE, the liver’s ability to convert ammonia to urea is diminished. UCD patients have a genetic disability, and individuals with HE have an acquired disability related to a decline in liver function and/or shunting of blood around the liver that occurs in patients with more severe cases of cirrhosis.

In both UCD and HE patients, ammonia can build up to toxic levels which can lead to severe medical complications, including death. Both UCD and HE fluctuate in severity, and patients may experience crises, called HA crises for UCD patients or HE events for HE patients, which typically require hospitalization and may result in irreversible neurological damage.

UCD

Background

UCD are inherited genetic diseases caused by a deficiency of one of the enzymes or transporters that constitute the urea cycle. The urea cycle involves a series of biochemical steps in which ammonia, a potent neurotoxin, is converted to urea, which is excreted in the urine. UCD patients may experience HA crises which may result in irreversible brain damage, coma or death. UCD symptoms may first occur at any age depending on the severity of the disorder, with more severe defects presenting earlier in life.

Diagnosis and Prevalence

UCD are diagnosed either through newborn screening or when symptoms present. Current newborn screening typically only detects three of the UCD subtypes and does not detect the most prevalent subtype. Thus, screening is believed to identify only approximately one-third of newborns with UCD. Initial UCD symptoms range from catastrophic illness with coma occurring within a few days of birth to milder symptoms such as difficulty sleeping, headache, nausea, vomiting, disorientation and seizures, particularly in patients who present later in life. Because these symptoms are common to a number of ailments, physicians often do not consider the possibility of UCD and therefore may not measure levels of blood ammonia. As a result, the most mildly affected patients can go undiagnosed for decades despite having symptoms. Because many cases of UCD remain undiagnosed and because infants born with severe UCD often die without a definitive diagnosis, the exact incidence and prevalence of UCD are unknown and, we believe, likely underestimated.

We believe UCD occur in approximately 1 in 10,000 births in the United States. We estimate that there are approximately 2,100 individuals in the United States that suffer from UCD. We estimate that only half, or approximately 1,100 patients with UCD in the United States, have been diagnosed. Based on demographic data for those patients enrolled in the National Institutes of Health sponsored UCD consortium (“UCDC”) longitudinal study, we estimate that of the diagnosed UCD patient population in the United States, 28% is under 6 years of age (somewhat more than half of whom are under 2 years of age), 32% is aged 6 through 17 years and 40% is 18 years of age or older. We estimate that the population with NAGS deficiency is immaterial.

Current Treatment Options for UCD

Management of UCD involves decreasing ammonia production through reduction of protein in the diet, amino acid supplementation, the use of dietary supplements such as arginine and citrulline, and the use of ammonia lowering agents, including sodium benzoate and BUPHENYL or Carbaglu® for NAGS deficiency. We believe that patients with mild to moderate UCD are typically treated with dietary management and that patients with more severe UCD are generally treated with BUPHENYL but are often noncompliant. Liver transplantation is an option reserved for the most severely affected patients, typically those who present very early in life. Because liver transplantation is technically difficult in newborns, a company called Cytonet GmbH & Co. is developing a therapy for severely affected newborns, which involves the infusion of human liver cells with the aim of prolonging crisis-free survival until the patients are old enough to undergo a liver transplantation.

BUPHENYL, approved by the FDA in 1996, was the only branded therapy FDA-approved for the chronic management of the most prevalent UCD prior to the approval of Ravicti. BUPHENYL is available in powder and tablet forms. A generic of the tablet form of BUPHENYL was approved by the FDA in November 2011. Similar to Ravicti, BUPHENYL removes ammonia from the bloodstream and patients take the drug for the balance of their life to help maintain control of their blood ammonia. BUPHENYL is also available for the treatment of UCD in select countries throughout Europe, the Middle East, and the Asia-Pacific Region. In Europe and the Middle East the product is sold under the brand name AMMONAPS®.

When UCD are not well controlled or even in well-controlled patients who experience concurrent illness such as infection, or physiological stress such as pregnancy or surgery, HA crises may occur. In these acute situations, AMMONUL is often administered intravenously, and dialysis is sometimes used. AMMONUL is currently the only FDA-approved adjunctive therapy for the treatment of HA crises in patients with the most prevalent UCD. Currently, AMMONUL is not approved for use outside the United States, but is being prescribed by physicians in parts of Europe.

Limitations of Treatment Options for UCD

We believe that approximately 500 of the estimated 1,100 patients currently diagnosed with UCD are treated with BUPHENYL, 75 patients greater than two years of age are currently taking Ravicti in one of our ongoing long-term safety clinical trials occurring in the United States and the remainder of UCD patients go untreated or elect to manage their disease through protein restriction and/or the use of dietary supplements. Although BUPHENYL is an effective treatment and in many cases is lifesaving, it has important limitations including a high pill burden or large quantity of powder that must be taken, unpleasant taste and smell, and frequent dosing (3-6 times per day), which make compliance for many UCD patients difficult. The amount of BUPHENYL prescribed is based on a patient’s weight or body surface area. The maximum daily dose of 20 grams requires patients to consume either 40 vitamin-sized uncoated tablets or 6.9 teaspoons of powder mixed with liquid or food. Approximately 30% of all patients on BUPHENYL are taking or have taken medications to treat gastrointestinal side effects. The powder form of BUPHENYL is often mixed with food, which can result in food aversion. Due to palatability issues, gastrointestinal side effects associated with BUPHENYL and symptoms of their disease, we believe that up to 45% of pediatric patients have or have had a feeding tube. In addition, the sodium content of the maximum daily dose of BUPHENYL exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

Despite the life-threatening nature of UCD and the irreversible brain damage that can occur if a patient’s disease becomes uncontrolled and an acute HA crisis occurs, non-compliance is common. For example, a peer reviewed journal article discussing data from a 21-year, open-label, uncontrolled, multi-center study in 206 UCD patients, which was used to support FDA approval of AMMONUL, reports that approximately 10% of HA crises were attributed to non-compliance with BUPHENYL. This study was initiated originally by Brusilow in 1982 and later transferred to Ucyclyd. In addition, approximately 22% of HA crises reported by patients on BUPHENYL in the year before their enrollment in our pivotal study were attributed to non-compliance.

Many patients with mild to moderate disease manage their condition through protein restriction alone and risk long-term complications if the underlying disease is not well controlled. Common neurological manifestations of patients with poorly controlled mild to moderate disease include hyperactive behavior, self-injurious behavior, stroke-like episodes, behavioral problems, cognitive dysfunction, and psychiatric symptoms. Recent clinical research suggests that even mildly symptomatic patients demonstrate cognitive deficits. Even mild to moderately affected patients risk an HA crisis if their disease is poorly controlled. According to data gathered by the UCDC, approximately 40% of patients not taking BUPHENYL who enrolled in the UCDC sponsored longitudinal study had reported at least one acute crisis prior to enrollment.

Ravicti for the Treatment of UCD

On February 1, 2013, the FDA granted approval of Ravicti for use as a nitrogen-binding agent for the chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with HA crises for whom urgent intervention is typically necessary, patients with NAGS deficiency for whom the safety and efficacy of Ravicti has not been established, and UCD patients under two months of age for whom Ravicti is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest Ravicti.

Key Advantages of Ravicti

Our analysis of data from our Phase II and Phase III trials evaluated the non-inferiority of Ravicti as compared to BUPHENYL in controlling blood ammonia levels in adult and pediatric UCD patients. A non-inferiority trial compares a test drug to an established treatment with the goal of showing that any difference in the performance of the test drug is small enough to support a conclusion that the test drug is not inferior to the established treatment, and that the test drug is, therefore, also effective. We successfully demonstrated non-inferiority in each of our Phase II and Phase III trials. We believe Ravicti provides incremental benefits in part due to its slow release profile, which results in slower intestinal absorption of phenylbutyrate (“PBA”), that appears to provide better late afternoon and nighttime control of ammonia levels. Although not included in the FDA-approved label for Ravicti, the following summarizes what we believe to be the key advantages of Ravicti as compared to BUPHENYL based on the totality of the Ravicti dataset:

•

Ammonia control: Four clinical trials have shown that blood ammonia is lower on Ravicti and statistically as good as, or non-inferior, to BUPHENYL. A pooled analysis of the data from the Phase II and Phase III trials included in the NDA among UCD patients down to 29 days of age was performed in which all ammonia values obtained over 24 hours on Ravicti from all clinical trials were combined and compared with similar values obtained on BUPHENYL. Ammonia values as measured by 24-hour area-under-the-curve, which is a measure of the total systemic ammonia exposure experienced by patients over 24 hours, demonstrated that blood ammonia was approximately 21.9% lower after treatment with Ravicti as compared to BUPHENYL (ųmol . h/L = 774.11 on Ravicti and ųmol . h/L = 991.19 on BUPHENYL; p = 0.004).

•

Improved palatability to drive compliance: Ravicti is a nearly odorless and tasteless liquid and requires a smaller daily drug volume (e.g., approximately 1 tablespoon contains the same amount of PBA as 40 tablets of BUPHENYL), all of which we believe makes Ravicti easier and more palatable to swallow. Approximately 10% of patients enrolled in our studies were receiving BUPHENYL through a gastrostomy tube.

•

Safety: In the 12-month safety extension to our pivotal Phase III trial and our study in pediatric patients aged 6 through 17 years, patients on Ravicti experienced approximately 40% fewer HA crises than they reported having experienced in the prior year while on BUPHENYL. In addition, unlike Ravicti, which contains no sodium, the sodium content of the maximum daily dose of BUPHENYL exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

•

Patient preference: In our Phase II trial in patients down to 29 days of age, 34 of 36 patients expressed a preference for Ravicti over BUPHENYL. Forty of the forty-four patients in our pivotal Phase III trial agreed to continue 12 months of treatment and monthly monitoring with Ravicti beyond the initial four-week treatment period. Sixty-seven of sixty-nine patients who completed 12 months of treatment with Ravicti elected to enroll in an expanded access protocol to continue receiving Ravicti.

•

Improved executive function: In the 12-month safety extension studies, 22 pediatric patients aged 6 through 17 years who underwent testing both at the beginning and end of the 12-month open label study showed a clinically and statistically significant improvement in executive function as assessed by the Behavior Rating Inventory of Executive Function (“BRIEF”).

Ravicti Clinical Development in UCD Patients

Our Phase II and Phase III trials were designed to demonstrate the safety and efficacy of Ravicti as compared to BUPHENYL in adult and pediatric UCD patients. Our objective in these trials was to demonstrate the non-inferiority of Ravicti as compared to BUPHENYL with respect to ammonia control. In each study, patients were enrolled on their prescribed dose of BUPHENYL and then switched to an amount of Ravicti that delivered the same amount of PBA. Ammonia control on each drug was assessed by measuring blood ammonia levels over 24 hours in a monitored clinical setting, where both diet and drug dosing were tightly controlled. All three studies demonstrated the non-inferiority of Ravicti as compared to BUPHENYL. Ravicti was well tolerated, and its safety profile was comparable to that of BUPHENYL in all of these trials.

Pivotal Phase III Trial. We conducted a pivotal Phase III trial of Ravicti in adult patients 18 years of age or older with UCD. The four-week, multi-center, randomized, double-blind, placebo-controlled cross-over study was designed to evaluate the non-inferiority of Ravicti to BUPHENYL. The study was conducted under an SPA granted by the FDA in June 2009. The primary efficacy measure was blood ammonia control, assessed as 24-hour area under the curve on days 14 and 28, the last day of each two-week treatment period. The primary efficacy measure of 24-hour area under the curve was intended to assess comparative ammonia exposure on the two drugs. Subjects were administered a BUPHENYL dose equivalent to their prescribed dose before study enrollment or a dose of Ravicti which delivered the same amount of PBA. The double-blind design required that all patients receive active or placebo BUPHENYL tablets or powder, as well as either active or placebo Ravicti, throughout the study. The drugs were administered three times a day with meals, and diet was strictly controlled.

In accordance with a Special Protocol Assessment (“SPA”), our pivotal Phase III trial was designed as a non-inferiority trial comparing the ratio of mean ammonia values obtained from treatment with Ravicti against BUPHENYL. A non-inferiority trial compares a test drug to an established treatment with the goal of showing that any difference in the performance of the test drug is small enough to support a conclusion that the test drug is not inferior to the established treatment, and that the test drug is, therefore, also effective. In a non-inferiority trial, the permitted difference between the performance of the test drug and the established treatment is defined in advance. This is referred to as the non-inferiority margin. If the trial results show that the test drug performed at least as well as the established treatment within the non-inferiority margin, the test drug is determined to have been shown non-inferior to the established treatment in the trial and the non-inferiority objective, or endpoint, for the trial will be considered to have been met. The non-inferiority margin agreed upon with the FDA corresponded to a ratio of ammonia exposure on Ravicti relative to BUPHENYL of 1.25, which is a conventional margin applied to similar studies. Accordingly, non-inferiority of Ravicti would be demonstrated if the upper 95% confidence interval of ammonia on Ravicti was not more than 25% higher than that seen on BUPHENYL. A 95% confidence interval means that if the trial was run multiple times, 95% of the time, ammonia levels on Ravicti would not be more than 25% higher than that seen on BUPHENYL.

The study enrolled 46 adults at 19 sites in North America. Of the 46 adults enrolled, 45 subjects received at least one dose of study drug and 44 subjects completed the study and are included in the primary efficacy analysis. Subjects were required to be on a stable dose of BUPHENYL before enrollment.

This trial met its primary endpoint of demonstrating the non-inferiority of Ravicti to BUPHENYL. Ravicti was generally well tolerated. Twenty-three subjects reported at least one adverse event during BUPHENYL treatment and 27 subjects reported at least one adverse event during Ravicti treatment. The most common adverse events reported during BUPHENYL treatment were dizziness, headache, nausea, diarrhea and abdominal pain or discomfort. During Ravicti treatment, the most common adverse events reported were diarrhea, flatulence, headache, vomiting, fatigue, decreased appetite and abdominal pain or discomfort. There was one serious adverse event, gastroenteritis, during treatment with Ravicti which was deemed not to be drug related. No deaths occurred during the study, and no clinically significant lab or electrocardiogram changes were observed for either treatment. One patient experienced an HA crisis during BUPHENYL treatment. In addition, one subject withdrew early from the study during BUPHENYL treatment because of high ammonia and headache. We had no HA crises or subject withdrawals from the study during dosing with Ravicti.

All subjects completing the study were eligible to enter a 12-month, open-label safety study. Forty of the forty-four patients in the pivotal Phase III trial agreed to continue treatment and monthly monitoring with Ravicti.

Phase II Adult Trial. We completed a Phase II trial of Ravicti in adult patients aged 18 years or older with UCD. This trial was an open-label, switchover study of the safety, tolerability, pharmacokinetic profile, and ammonia control of Ravicti compared to BUPHENYL. The study was conducted at four centers in the United States and enrolled 13 adult UCD patients, 10 of whom completed the trial. Subjects were required to be on a stable dose of BUPHENYL before enrollment. Upon enrollment, all subjects received BUPHENYL for seven days and were then admitted to a monitored clinical setting for overnight observation and 24-hour pharmacokinetic and ammonia measurements and urine collection. Subjects were then switched over to Ravicti, stayed on the Ravicti dose for seven days and were then re-admitted to the monitored clinical setting for repeated pharmacokinetic and ammonia measurements, and urine collection. Ravicti was well tolerated and exhibited a similar safety profile to BUPHENYL. There were two serious adverse events related to HA crises; both occurred during BUPHENYL treatment.

Phase II Pediatric Trial Aged 6 through 17 years. We completed a second Phase II trial at five centers in North America in UCD patients aged 6 through 17 years. This trial included two phases: a two-week, open-label, switchover comparison of the safety, tolerability, pharmacokinetic characteristics and ammonia control of Ravicti compared to BUPHENYL, and a 12-month safety extension. The switchover phase enrolled 11 UCD patients all of whom completed the study and enrolled in the extension phase. The extension portion of the trial enrolled an additional 6 patients for a total of 17 patients. Subjects were required to be on a stable dose of BUPHENYL before enrollment. Upon enrollment in the switchover phase, all subjects received BUPHENYL for seven days and were then admitted to a monitored clinical setting for overnight observation and 24-hour pharmacokinetic and ammonia measurements and urine collection. Subjects were then switched over to Ravicti. Subjects stayed on the Ravicti dose for seven days and were then re-admitted to the monitored clinical setting for repeated pharmacokinetic, ammonia and urine collection. Ravicti was well tolerated and exhibited a safety profile similar to BUPHENYL.

Efficacy Results of Phase II and Phase III Trials in Patients Aged 6 Years and Above. The non-inferiority endpoint was achieved in the pivotal Phase III trial and in the two Phase II clinical trials. The non-inferiority endpoint was prospectively defined in the pivotal Phase III trial and in the Phase II pediatric trial in patients aged 6 years and above, and the same non-inferiority analysis was conducted on a post hoc, retrospective basis in the Phase II adult trial.

During these Phase II and Phase III trials, Ravicti demonstrated a differentiated pharmacokinetic profile resulting in a slower rate of gastrointestinal PBA absorption as compared with BUPHENYL. This was demonstrated by PBA entering the circulation more slowly when administered as Ravicti than as BUPHENYL. We believe that this slow release profile of Ravicti as compared with BUPHENYL explains the lower ammonia levels observed on Ravicti over late afternoon and nighttime hours.

Open-Label Studies. We enrolled 77 adult and pediatric UCD patients in our two 12-month open-label safety studies, 69 of whom completed the studies. We currently have 75 patients enrolled in our continued access protocol designed to provide more experience with Ravicti treatment. As depicted in the chart below, Ravicti continues to demonstrate a durable effect on ammonia control, with mean fasting ammonia values well below the upper limit of normal.

We have also seen a decrease in the rate and severity of HA crises versus what patients in these studies reported they experienced in the year before trial enrollment, when all patients were on BUPHENYL in an uncontrolled environment. During one year of treatment with Ravicti in our clinical trials, patients aged 6 years and above experienced approximately 40% fewer HA crises versus the prior 12 months and their peak ammonia values during crises were lower. Neuropsychological evaluations at baseline and after 12 months of treatment with Ravicti also show evidence of clinically significant improvements in executive function among pediatric patients aged 6 through 17 years, including behavioral regulation (e.g., flexibility, inhibitory control) and metacognitive skills (e.g., goal setting, planning, self-monitoring).

Pharmacokinetic Differences in PAA Production Between Adult and Pediatric UCD Patients Receiving Ravicti. Data from our clinical studies as well as population pharmacokinetic modeling and dosing simulations to predict PAA exposure indicate that the rate of conversion of PAA to phenylacetylglutamine (“PAGN”) for both Ravicti and BUPHENYL varies directly with body surface area. As a result, exposure to PAA during dosing with both drugs tends to be higher among pediatric patients versus adults. High levels of PAA have been associated with reversible toxicity in previously published studies involving cancer patients who received intravenously infused PAA. No relationship has been observed so far between adverse events and PAA levels in our clinical studies of Ravicti in UCD patients, and PAA exposure among UCD patients administered Ravicti has been below the range associated with toxicity in these previously published studies. As compared with BUPHENYL, systemic exposure to PAA during equivalent steady state dosing of Ravicti among UCD patients is modestly, but significantly, lower among adults and similar among pediatric patients.

Pediatric Study Under 6 Years. We initiated a study in 15 pediatric UCD patients aged 29 days through 5 years in the second half of 2011. The protocol is generally similar in design to the study for pediatric patients aged 6 through 17 years described above, in that it consists of an open-label BUPHENYL to Ravicti switchover comparison of the safety, pharmacokinetics and ammonia control during treatment with the two drugs followed by a 12-month open-label extension study. Similar to the findings in prior studies among the 15 patients who enrolled in and completed the switchover part of the study, ammonia tended to be lower on Ravicti as compared with BUPHENYL. The short-term switchover part of this study is completed. All 15 patients completing the switchover part continued in the open label extension, along with 8 additional patients. Two of the twenty-three total patients in the extension phase exited prior to completion, and all but approximately three of the remaining twenty-one patients have completed the 12-month extension and enrolled in the continued access protocol.

Pooled Analysis of Pediatric Data. In a post-hoc analysis of pooled ammonia data from the two pediatric studies encompassing the age range of 29 days up to 18 years of age, total daily ammonia exposure was significantly lower during treatment with Ravicti as compared with BUPHENYL as depicted in the figure below.

Ravicti Nonclinical Development

As part of the development program for Ravicti for the treatment of UCD, we conducted nonclinical genotoxicity and carcinogenicity studies to assess the risk that Ravicti causes tumors in animals and to assess the relevant risk in humans. In a 24-month carcinogenicity study in male and female rats, six different tumor types occurred at an incidence suggestive of a relationship to Ravicti administration. The carcinogenicity study in transgenic mice was negative, as were in vitro studies including Ames testing of all metabolites. The FDA approved label includes a summary of the carcinogenicity findings under Nonclinical Toxicology. There is no boxed warning.

FDA Required Post-Marketing Requirements

As part of the FDA approval of Ravicti to treat UCD, we made a Phase IV commitment to conduct a long-term (approximately 10 years) outcomes study (or Registry), which is noted on the FDA-approved label; and the FDA established certain post-marketing requirements, some of which were already part of our post-marketing development plans in order to expand the label for Ravicti or otherwise support the UCD community. These post-marketing requirements consist of the following:

•

a study in pediatric patients aged 2 months to 2 years with UCD. Patients will be started on Ravicti when they are no longer in the acute hyperammonemic phase. Ammonia levels and phenylacetic acid (“PAA”) levels will be checked on a fixed schedule and at the time of adverse events;

•

a study to assess safety, pharmacokinetics and ammonia control during Ravicti treatment in pediatric UCD patients under 2 months of age. Data to be collected will include patient demographics and relevant history, blood ammonia, safety and tolerability, standard clinical laboratory tests, dietary protein, clinical status, neurocognitive and psychomotor status, growth and development milestones, and adverse events including HA crises;

•

the studies described above in pediatric UCD patients less than 2 months of age and from 2 months to 2 years of age will include substudies to characterize the pharmacokinetics of glycerol PBA and its metabolites (PBA, PAA and PAGN);

•	a randomized controlled clinical trial to assess the safety and efficacy of Ravicti in treatment naïve patients with UCD;

•

a drug interaction study in healthy volunteers to evaluate the effect of Ravicti on the pharmacokinetics of a drug that is a substrate of cytochrome enzymes shown to be inhibited by Ravicti metabolites; and

•

a multiple dose milk-only lactation trial in lactating adult females receiving Ravicti to assess the pharmacokinetics of Ravicti and its active metabolite in human breast milk. The trial must use a validated assay in order to appropriately inform the nursing mothers’ subsection of the labeling. This trial can be done in healthy human lactating subjects.

HE

Background

HE is a serious but potentially reversible neurological disorder that can occur in patients with advanced cirrhosis or acute liver failure. HE is believed to occur when the brain is exposed to gut-derived toxins that are normally removed from the blood by a healthy liver. While a variety of gut-derived toxins may contribute to HE, we believe that ammonia plays a central role in this disease. The spectrum of symptoms which constitute HE is very similar to that for UCD, including neuropsychiatric abnormalities and motor disturbances that are associated with varying degrees of disability ranging from subtle to lethal. The manifestations of HE vary over time. Similar to UCD patients who may experience HA crises, patients with episodic HE often experience periods where their symptoms worsen (“HE events”). HE events are manifested by symptoms ranging from disorientation to coma, and frequently require hospitalization. Our HE development program is targeting patients with episodic HE who have experienced past HE events and is designed to determine whether treatment with Ravicti will decrease the number of HE events.

We believe that the importance of ammonia is supported by the results of our Phase II study in patients with cirrhosis complicated by episodic HE. This study demonstrated not only a reduction in HE events among patients treated with Ravicti and a significant reduction in ammonia among patients on Ravicti (45.7 vs. 58.2 umol/L, p = 0.036) as compared to placebo, but also demonstrated a strong correlation between the likelihood of HE events and ammonia measured at baseline or during the study (p < 0.01).

Diagnosis and Prevalence

Symptoms in patients with episodic HE can range from subtle changes in personality to overt disorientation and impaired consciousness that can progress to coma or death, if untreated. Published epidemiological data suggest that there are approximately one million patients in the United States with cirrhosis of whom an estimated 140,000 have clinically recognizable episodic HE. HE is diagnosed based on the presence of compatible signs and symptoms in a patient with cirrhosis in whom other causes of brain dysfunction have been excluded. In contrast to patients with episodic HE in whom the manifestations are recognizable clinically, patients with minimal HE exhibit normal mental and neurological status upon clinical examination and need standardized neurological testing to establish a diagnosis.

The West Haven criteria, a widely used approach, grade the severity of episodic HE based upon a clinical assessment of a patient’s mental status, behavior, short-term memory, alteration of consciousness and neuromuscular function. The West Haven scale for HE ranges from Grade 1 to 4. Stable patients with Grade 1 or 2 HE are typically ambulatory and can usually be managed as outpatients. By contrast, Grade 3 and 4 patients are typically hospitalized and patients with Grade 4 HE or coma often require intensive support. Prevention of HE events is therefore important both from the standpoint of patient well-being and health care costs.

Current Therapies and Limitations

The most commonly utilized agents for the treatment of HE are poorly or non-absorbable sugars, such as lactulose or lactitol, and rifaximin, a poorly absorbed non-systematic oral antibiotic manufactured by Salix Pharmaceuticals, Ltd (“Salix”). These agents are believed to limit the local production of ammonia in the intestine. Other products currently in early development include Ocera Therapeutics, Inc.’s (“Ocera”), AST-120, a non-specific adsorbent believed to bind putative toxins in the intestine, and OCR-002, or ornithine phenylacetate, which is believed to lower ammonia. BUPHENYL is not an appropriate treatment for most HE patients given the FDA warning regarding the use of the drug in patients with sodium retention and edema which is common for patients with HE.

Abdominal cramping, diarrhea and flatulence are common side effects with lactulose, making the drug difficult for many patients to tolerate. Moreover, a published review of clinical trials involving lactulose and lactitol in the treatment of HE concluded that those agents failed to demonstrate a statistically significant benefit.

Rifaximin 550 mg tablets were FDA approved in March 2010 for the reduction in risk of overt HE recurrence in patients 18 years of age or older. Although rifaximin represents the current standard of care, approximately 20% of patients experienced breakthrough HE events while taking rifaximin over a period of six months in a pivotal study. We believe the treatment of HE remains a major unmet medical need.

Ravicti for the Treatment of HE

Rationale for Ravicti Treatment in HE

HE is widely assumed by clinicians to involve the systemic accumulation of ammonia resulting from impaired liver function. Therefore, we believe Ravicti, which lowers ammonia systemically and was shown to decrease the likelihood of HE events, can be beneficial in managing this disease. Moreover, given its mechanism of action of removing systemic ammonia from the body, Ravicti could be used as first line therapy. Additionally, Ravicti could be complementary to currently approved agents that limit the local production of ammonia.

Ravicti Clinical Development in HE Patients

Our HE clinical program to date has been comprised of two trials which have enrolled patients with cirrhosis. Our Phase II clinical trial design was similar to that used to evaluate rifaximin, the only therapy approved by the FDA for episodic HE within the last 30 years. The rifaximin trial, conducted by Salix, was a single pivotal Phase III trial which enrolled 299 patients. The primary endpoint was time to the first HE event with the key secondary endpoint of time to hospitalization.

Phase I Trial. Ucyclyd conducted a Phase I safety and pharmacokinetic study in healthy adults and adults with cirrhosis. The trial was an open-label, single and multiple dose study of Ravicti in 24 cirrhotic and 8 healthy patients. Ravicti was generally well tolerated. There were no serious adverse events or withdrawals due to adverse events. The most common individual adverse events were increased body temperature and decreased platelet count. While patients with the most severely impaired liver function tended to metabolize Ravicti somewhat more slowly than healthy adults, even these patients were able to effectively metabolize Ravicti and thereby utilize the drug for waste removal.

Phase II Trial. In 2012, we completed a Phase II trial of Ravicti in patients with episodic HE. Part A of this study involved an open-label dose escalation to assess the safety and pharmacokinetics of Ravicti in 15 patients with cirrhosis and HE. We assessed doses of 6mL and 9mL taken twice per day. The 6mL dose lowered mean fasting ammonia levels to below the average upper limit of normal and exhibited superior tolerability compared to the 9mL dose, which showed little incremental ammonia effect. The 6mL dose was therefore selected as the dose for Part B of the study.

Part B was a multi-center, randomized, double-blind trial of Ravicti versus placebo in patients with episodic HE. This study shared many of the essential features of Salix’s pivotal trial for rifaximin in HE. In the Salix pivotal study rifaximin reduced the risk of occurrence of an HE event and risk of hospitalization due to an HE event. We followed the general design of the Salix study, recruited similar patients and applied similar definitions of HE events as the primary outcome measure. However the duration of our study was four months in contrast to Salix’s study which was six months. In order to be included in our study, patients must have had at least two HE events in the previous six months. The primary efficacy measure was similar to the rifaximin trial and was defined as the proportion of patients that exhibited at least one HE event while on the study. Secondary and exploratory analyses included total HE events during the study, pharmacokinetics, hospitalizations due to HE, subjects with one or more symptomatic days, and impact on severe HE and minimal HE, which involves mild neurological impairment as detected by standardized testing.

Patients were allowed to continue standard of care therapy (including lactulose and/or rifaximin) while enrolled in the trial. Unlike the rifaximin pivotal trial which required that patients exit after experiencing their first HE event, our trial allowed patients to remain in the trial at the physician’s discretion after experiencing an HE event. Patients’ standard of care therapy also could be modified by their physician during the trial after experiencing their first HE event. For example, a physician could introduce rifaximin to patients not taking rifaximin at study entry.

The trial enrolled 178 patients: 88 patients from 28 sites in the US, 50 patients from 9 sites in Russia, and 40 patients from 7 sites in the Ukraine. The ex-US sites were included both to facilitate enrollment and diversify the background standard of care. All sites were pre-qualified and continuously monitored by us throughout the study to ensure adherence to the protocol and good clinical practices (“GCP”).

The trial met its primary endpoint: the proportion of patients experiencing at least one HE event was significantly lower on Ravicti versus placebo (21.1% vs. 36.4%, p = 0.0214). Patients receiving Ravicti also experienced fewer total HE events in the course of the study versus placebo (35 vs. 57; p = 0.0354 for total event rate). In addition, fewer patients on Ravicti experienced one or more symptomatic days versus placebo (13 vs. 27; p = 0.0148).

While not statistically significant, there were trends favoring Ravicti in numbers of patients hospitalized for HE events, total HE-related hospitalizations and total hospital days for HE-related admissions, suggesting a potentially important pharmacoeconomic benefit to the treatment of HE with Ravicti. Some of the trial data are summarized in the following table:

	Ravicti n=90		Placebo n=88		% Reduction	p Value
Primary Efficacy Endpoint:
Proportion of patients with at least one HE event — Number of subjects (%)	19 (21.1%	)	32 (36.4%	)	41%	0.0214
Secondary Endpoints:
Total HE events	35		57		39%	0.0354
Subjects with a symptomatic day	13		27		52%	0.0148
Total HE hospitalizations	13		25		48%	0.066	*

*	Pertains to event rate

The population most similar to that enrolled in the rifaximin pivotal trial was the subgroup of patients on no therapy or lactulose only at study entry. In this population, Ravicti significantly reduced the proportion of patients experiencing at least one HE event versus placebo (10% vs. 32.2%; p = 0.0031) as well as the proportion of patients who experienced the more severe West Haven grade > 2 events versus placebo (5% vs. 25.4%; p = 0.0017), and the total number of HE events on study (7 vs. 31; p = 0.0002 for event rate). Among these patients, this corresponds to an 82% reduction in the risk of experiencing a grade 2 HE event on Ravicti as compared with placebo.

Among patients who received rifaximin at any time during the study (n=69), those receiving Ravicti as well experienced fewer total HE events, fewer patients hospitalized for HE events and fewer total HE hospitalizations. While the differences were not statistically significant, these trends may suggest a possible benefit of Ravicti in patients who have experienced HE events while taking rifaximin. However, the proportion of patients taking rifaximin at study entry that experienced at least one HE event while on study was similar for Ravicti and placebo (43.3% vs. 44.8%; non-significant). A summary of the results of patients on rifaximin at baseline and/or after their first HE event during the study is as follows:

	Ravicti + Rifaximin	Rifaximin + Placebo
Subjects with HE Events*	13	22
Total HE Events*	28	42
Total HE hospitalizations**	11	20
Annualized hospitalization rate (hosp/pt/yr)**	1.74	3.21

*	Patients on rifaximin either at baseline or after first HE event (Ravicti n=31; Placebo n=38)

**	Patients on rifaximin at baseline (Ravicti n=30; Placebo n=29)

The rate of adverse events was similar on Ravicti versus placebo. There were three deaths in the study, two on Ravicti and one on placebo, all of which were judged by the clinical investigators to be unrelated to the study drug. There were 20 subjects with serious adverse events (“SAEs”) on Ravicti, of which one was deemed possibly related to Ravicti by blinded assessment at the time of the study, and 12 subjects with SAEs on placebo, of which four were deemed possibly related to the placebo by blinded assessment at the time of the study. We believe the higher number of SAEs in the Ravicti group reflects the greater number of Child-Pugh C patients (i.e., the most severely ill patients) randomized to Ravicti versus placebo (21 vs. 8).

Ravicti Phase III Design Planning

We had an end of Phase II meeting with the FDA in the fourth quarter of 2012 to discuss these findings and gain the FDA’s input on our plans for a Phase III trial in HE. We plan to enter into an SPA process with the FDA. Based on our discussion with the FDA at the end of Phase II meeting, we envision a single pivotal study, similar in design to the Phase II study with respect to study population and overall design that would enroll approximately 500 patients from both the United States and other geographical areas.

During the end of Phase II meeting, the FDA expressed concern regarding the use of the West Haven grading scale, similar to the concern the FDA raised at the time of the 2010 FDA Advisory Committee meeting for rifaximin. The West Haven is a grading scale used to determine the severity of HE. It has been used by clinicians for over three decades and was used by Salix in the pivotal study of rifaximin. However, it has never been formally validated. We anticipate that further discussion will be required with the FDA to reach a common understanding of how the West Haven grading scale can be optimally adapted for the purposes of the pivotal trial. At the end of Phase II meeting, the Division of Gastroenterology and Inborn Errors Products (“ the review division”) indicated that we should seek consultation from the Study Endpoints and Label Development (“SEALD”), group prior to the initiation of the SPA process. The SEALD group was established by the FDA to facilitate decisions related to the approval of drugs, labels and promotional claims that are based on patient reported outcomes. While the West Haven is applied by a physician, it may rely on patients or their caregivers reporting to the physician their relevant medical history as it relates to clinical signs and symptoms characteristic of an HE event. We expect that SEALD will make recommendations regarding the instrument for the Phase III study, which we anticipate will be modifications to the West Haven. The review division has informed us that we should not seek a SPA until input is received from SEALD based on our proposed modifications of the West Haven. We anticipate that these discussions with the FDA regarding the protocol design will last at least until the end of the fourth quarter of 2013 and possibly longer, and, that, as a consequence, the pivotal study will commence in the second half of 2014. Even if no formal agreement is reached with the FDA in the context of the SPA, we believe that the discussions with the FDA will be helpful and increase the probability of a successful Phase III study in HE and, ultimately, approval.

Sales, Marketing and Distribution

On February 1, 2013, the FDA granted approval of Ravicti for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with HA crises for whom urgent intervention is typically necessary, patients with NAGS deficiency for whom the safety and efficacy of Ravicti has not been established, and UCD patients under two months of age for whom Ravicti is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest Ravicti. The two existing branded products FDA-approved for the most prevalent UCD, BUPHENYL, for chronic use, and AMMONUL, for acute crises, are not currently promoted in the United States by a sales force, and market education and support efforts are limited. We have begun implementing our plans to commercialize Ravicti and are building sales, marketing, and reimbursement functions, in the United States, consistent with those maintained by other companies to support orphan medications marketed to small patient populations. We have hired seven sales representatives to reach the specialists involved in treating the majority of patients with UCD. We have also hired three payor account managers who will work with our three medical science liaisons to educate payors and facilitate coverage. We intend to distribute our UCD product portfolio through a limited network of specialty pharmacies with a single dedicated call center responsible for interfacing with patients, physicians and payors. We believe this strategy will be critical to our commercial success as it supports a case managed approach to getting patients on treatment quickly and supporting long-term compliance. As part of our ongoing commitment to the patient community, we will implement a comprehensive set of patient financial support services. Our call center case managers will assist un-insured or under-insured patients with identifying and securing insurance. In order to assist with public and private insurance and high out-of-pocket costs, we have made a donation to an independent UCD disease foundation with a strong track record of enabling patients to get access to therapies they seek. For uninsured patients who qualify and to assist new patients without coverage to convert to Ravicti, we will offer Ravicti at no cost until we can help them establish coverage. It may take up to 120 days for certain insurers to perform health insurance reviews and some Medicaid states may take up to 180 days. Accordingly, we believe that our first few quarters of revenue may not be indicative of our future revenues.

A cornerstone of our strategy will be to facilitate the transition of patients approved under FDA-labeling from BUPHENYL to Ravicti. Based on our market research with physicians and patient preference data from our clinical trials, we anticipate that most BUPHENYL patients will transition to Ravicti over time. If we purchase Ucyclyd’s worldwide rights to BUPHENYL, we will continue to sell BUPHENYL for any patients who are not included in the FDA-approved Ravicti label or who may prefer BUPHENYL. If we purchase Ucyclyd’s worldwide rights to AMMONUL, we will also sell AMMONUL for the treatment of HA crises in UCD patients.

Once the transition of patients from BUPHENYL to Ravicti is underway, we will devote increasing resources to expanding the number of diagnosed and treated patients through ongoing market education. Our sales and marketing organization will be structured for flexibility in anticipation of additional products.

Outside the United States we will assume Ucyclyd’s existing distribution agreements for BUPHENYL and AMMONUL, if we acquire those products. We will seek opportunities for sales of Ravicti in UCD outside of the United States once the launch in the United States is underway.

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Decisions regarding the extent of coverage and amount of reimbursement to be provided for Ravicti and BUPHENYL will be made on a plan by plan, and in some cases, patient by patient, basis. Particularly given the rarity of UCD, we anticipate that securing coverage and appropriate reimbursement from third-party payors will require targeted education. To that end, we have hired a dedicated group of field-based payer account managers and engaging call-center based reimbursement experts focused on ensuring that clinically qualified patients have affordable access to therapy.

Within the Medicare program, as a self-administered drug, Ravicti would be, and BUPHENYL is, reimbursed under the expanded prescription drug benefit, known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These Part D plans negotiate discounts with drug manufacturers, which are passed on to each of the plan’s enrollees. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the donut hole, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2020. To help achieve this reduction, beginning in 2011, pharmaceutical manufacturers are required to pay quarterly discounts of 50% off the negotiated price of branded drugs issued to Medicare Part D patients in the donut hole.

An ongoing trend has been for third-party payors, including the United States government, to apply downward pressure on the reimbursement of pharmaceutical products. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations may result in lower reimbursement for pharmaceutical products. We expect that these trends will continue as these payors implement various proposals or regulatory policies, including various provisions of the recent health reform legislation that affects reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly.

We expect approximately 40% of our patients to have Medicaid as their primary insurer, 35% of patients to have Medicare Part D as their primary insurer, 20% of our patients to have private commercial coverage and the balance to be uninsured. As part of the reimbursement adjudication process, our call center-based case managers will assist un-insured or under-insured patients with identifying and securing insurance. To assist with public and private insurance and high out-of-pocket costs, we have made a donation to an independent UCD disease foundation with a strong track record of enabling patients to get access to therapies they seek. For qualified patients without insurance or without insurance coverage for Ravicti, we will offer Ravicti at no cost.

Research and Development

We are conducting development activities to expand the commercial potential of Ravicti. We sponsor and conduct clinical research activities with investigators and institutions to measure key clinical outcomes that can influence market adoption of Ravicti.

In the years ended December 31, 2012, 2011 and 2010, we incurred $17.1 million, $17.2 million and $23.1 million, respectively, of research and development expense.

Ucyclyd Asset Purchase Agreement and Amended and Restated Collaboration Agreement

On March 22, 2012, we entered into a purchase agreement with Ucyclyd under which we purchased the worldwide rights to Ravicti and a restated collaboration agreement under which Ucyclyd granted us an option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23, 2007, as amended.

Asset Purchase Agreement. Under the purchase agreement, we purchased all of the worldwide rights to Ravicti for an initial upfront payment of $6.0 million. We will also pay tiered mid to high single digit royalties on global net sales of Ravicti and may owe regulatory milestones of up to $15.8 million related to approval of Ravicti in HE, regulatory milestones of up to $7.3 million per indication for approval of Ravicti in indications other than UCD or HE, and net sales milestones of up to $38.8 million if Ravicti is approved for use in indications other than UCD (such as HE) and all annual sales targets are reached. In addition, the intellectual property license agreement executed between Ucyclyd and Brusilow Enterprises, LLC (“Brusilow”) and the research agreement executed between Ucyclyd and Dr. Marshall L. Summar (“Summar”) were assigned to us, and we have assumed the royalty obligation under the Brusilow agreement for sales of Ravicti in any indication, and the royalty obligations under the Summar agreement on sales of Ravicti to treat HE. We will also pay Brusilow an annual license extension fee to keep the Brusilow license in effect, which extension fee is payable until our first commercial sale of Ravicti following FDA approval. The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

Subject to Ucyclyd’s right to commercialize BUPHENYL and AMMONUL for UCD for as long as it owns these products, the purchase agreement prohibits Ucyclyd from developing or commercializing any product for the treatment of UCD or HE that comprises, incorporates or contains glycerol phenylbutyrate, sodium phenylbutyrate or any other active pharmaceutical ingredient that converts to PAA. This restriction is in force until the later of (a) the expiration of the last patent covering Ravicti in the United States, or (b) the expiry of any other market exclusivity granted by the FDA for Ravicti. Thereafter, the restriction will remain in force on a country-by-country basis until the later of (a) the expiration of the last patent covering Ravicti in the applicable country, or (b) the expiration of any other market exclusivity granted for Ravicti by the governing regulatory agency in the applicable country. This restriction does not prevent Ucyclyd from developing or commercializing BUPHENYL or AMMONUL for indications other than UCD or HE, and Ucyclyd will retain the right to develop or commercialize the active ingredient(s) of BUPHENYL or AMMONUL for indications other than UCD or HE even if we purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL pursuant to the restated collaboration agreement.

As part of our purchase of the worldwide rights to Ravicti, and in return for the payment of the royalties described above, we received a license to Ucyclyd’s manufacturing technology for use with respect to Ravicti. In addition, concurrent with our purchase of Ravicti, Ucyclyd granted us a royalty-bearing license to any developed Ucyclyd formulation technology that may be useful to our efforts with respect to Ravicti in UCD and HE, and we received a right to use and reference certain Ucyclyd-owned data relating to BUPHENYL and AMMONUL.

Under the terms of the purchase agreement, Ucyclyd has an option to purchase the right to use and reference any and all data we control with respect to Ravicti and any other product that comprises, incorporates or contains glycerol phenylbutyrate, sodium phenylbutyrate or any other active pharmaceutical ingredient that converts to PAA. If exercised, Ucyclyd’s right to use and reference our data is limited to use only for development of products (other than Ravicti) for the treatment of a specific indication that we are not currently pursuing, and other new indications that are requested by Ucyclyd and as approved by us, with our right to withhold such approval subject to certain terms and conditions. If Ucyclyd exercises this option and we approve a new indication, we are obligated to disclose any relevant patents and discuss in good faith a nonexclusive, field-limited license to such patents to be entered on commercially reasonable terms and conditions. This option is exercisable any time until our acquisition of BUPHENYL and AMMONUL (subject to Ucyclyd’s right to retain AMMONUL) or the expiry of our option period. If Ucyclyd exercises the option, Ucyclyd will pay us a one-time up-front payment, and may owe us an additional regulatory milestone payment. In addition, Ucyclyd will pay us a mid-single digit royalty on net sales of products for any new indications (excluding the specific indication mentioned above), not to exceed an aggregate dollar value.

The purchase agreement cannot be terminated by either party. However, we will have a license to certain Ucyclyd manufacturing technology, and Ucyclyd may have a license to certain of our technology, and the party granting a license will be permitted to terminate the license if the other party fails to comply with any payment obligations relating to the license and does not cure such failure within a defined time period. The license with Brusilow that was assigned to us may be terminated for any uncured breach, including of payment obligations and if we do not meet certain diligence obligations in our development and commercialization of Ravicti.

Amended and Restated Collaboration Agreement. Under the terms of the restated collaboration agreement, we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain AMMONUL. We will be permitted to exercise this option until May 2, 2013. The upfront purchase price for AMMONUL and BUPHENYL is $22.0 million, which we may fund by drawing on a loan commitment from Ucyclyd. The loan would be payable in eight quarterly payments and would bear interest at a rate of 9% per annum, and would be secured by the BUPHENYL and AMMONUL assets.

If we exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, then Ucyclyd has the time-limited right to elect to retain all rights to AMMONUL for a purchase price of $32.0 million. If Ucyclyd exercises this option, Ucyclyd will pay us a net payment of $13.0 million on closing of the purchase transaction, which reflects the purchase price for BUPHENYL being set-off against Ucyclyd’s retention payment for AMMONUL. If Ucyclyd retains rights to AMMONUL, subject to certain terms and conditions, we retain a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

If we acquire BUPHENYL, we will pay Ucyclyd royalties on any net sales in the United States of BUPHENYL to UCD patients outside of the FDA-approved labeled age range for Ravicti. The royalties on BUPHENYL net sales will be payable at the Ravicti royalty rate then in effect pursuant to the purchase agreement. If we purchase Ucyclyd’s worldwide rights to AMMONUL, AMMONUL net sales will be included in the calculation of commercial milestone payments due to Ucyclyd under the purchase agreement, and we will pay regulatory milestones of up to $11.5 million based on the development of AMMONUL for HE and up to $2.0 million for each additional indication that we decide to pursue. We will also pay Ucyclyd low double digit royalties on global net sales of AMMONUL in all indications, including UCD, if we obtain regulatory approval for an indication other than UCD. If we purchase Ucyclyd’s worldwide rights to AMMONUL and BUPHENYL, upon closing of the purchase transaction we will assume Ucyclyd’s rights in the purchased products subject to Ucyclyd’s current obligations to certain third-party distributors and licensees. The restated collaboration agreement provides that royalty obligations will continue, without adjustment, even if generic versions of these products are introduced and sold in the relevant country.

The restated collaboration agreement will expire if we fail to exercise our purchase option or if we exercise our purchase option but fail to pay the initial purchase price or otherwise fail to consummate the purchase within the required time period. In addition, our ability to consummate the purchase transaction contemplated under the restated collaboration agreement may require that we obtain clearance from the Federal Trade Commission (“FTC”) or Department of Justice pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act.”). If the FTC or the Antitrust Division of the Department of Justice (the “Antitrust Division”) were to challenge the transaction and we were unable to resolve the challenge through a consent decree, either party could terminate the restated collaboration agreement and we would lose our rights to BUPHENYL and AMMONUL. Following our purchase of these rights, the restated collaboration agreement cannot be terminated by either party. However, we will have a license to specified Ucyclyd manufacturing technology, and Ucyclyd will be permitted to terminate this license if we fail to comply with any payment obligations relating to the license and we fail to cure this failure within a defined time period.

Manufacturing

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug products required for commercial use and for our clinical trials.

We have clinical and commercial supplies of Ravicti manufactured for us by two alternate drug substance suppliers, Helsinn Therapeutics (U.S.), Inc. (“Helsinn”) and DSM Pharmaceuticals, Inc. (“DSM”) on a purchase order basis. We believe our commercial requirements of drug substance can be satisfied without significant delay or material additional costs. We have finished Ravicti drug product manufactured by Lyne Laboratories, Inc. (“Lyne”) on a purchase order basis in accordance with a clinical supply agreement. We have an agreement in place for an identified secondary fill/finish supplier, Halo Pharmaceuticals, Inc. (“Halo”) to initiate registration campaigns to support a regulatory filing to obtain FDA approval of Halo as a fill/finish supplier. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers.

Prior to our acquisition of the worldwide rights to Ravicti from Ucyclyd, Ucyclyd owned all Ravicti manufacturing technology developed by Helsinn, other than generally applicable confidential know-how. Pursuant to the purchase agreement with Ucyclyd, Ucyclyd continues to own all Ravicti manufacturing technology developed as of August 23, 2007, and we own all Ravicti manufacturing technology developed after that date. We have a license to the Ravicti manufacturing technology owned by Ucyclyd.

If we purchase BUPHENYL and AMMONUL under the restated collaboration agreement with Ucyclyd, we will assume all of Ucyclyd’s rights and obligations under its manufacturing agreements for these products.

Our third-party manufacturers, their facilities and all lots of drug substance and drug products are required to be in compliance with current Good Manufacturing Practices (“cGMP”). The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Competition

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others, which may in the future develop products to treat UCD or HE. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ravicti, or BUPHENYL and AMMONUL if acquired. Public announcements regarding the development of competing drugs could adversely affect the commercial potential of Ravicti.

Currently, there is no cure for UCD. Management of UCD involves decreasing ammonia levels through reduction of protein in the diet, amino acid supplementation and the use of ammonia lowering agents, including sodium benzoate and BUPHENYL. Liver transplantation is an option reserved for the most severely affected patients, typically those who present very early in life. If a curative treatment for UCD is developed, Ravicti and BUPHENYL may become obsolete for that indication.

BUPHENYL is the only branded therapy currently FDA-approved for the chronic management of patients with the most prevalent UCD. We are aware of one generic sodium phenylbutyrate tablet product manufactured by Ampolgen Pharmaceuticals, LLC, which received FDA approval in November 2011 under an abbreviated new drug application (“ANDA”). We are aware that Lucane Pharma has requested market authorization from the European Medicines Agency for a taste-masked sodium phenylbutyrate and we believe they are also seeking approval via an ANDA in the United States. We are aware that other companies, including ForTe BV and

Navinta LLC, are developing taste masking technologies for sodium phenylbutyrate. We do not know whether these technologies will be introduced to the market and if so, the timing or success of such introduction. In addition, Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which we expect Ravicti to be approved. Carglumic acid is approved to treat HA crises resulting from a different rare disorder than UCD and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. AMMONUL is the only FDA-approved adjunctive therapy for HA crises in patients with the most prevalent UCD.

Currently, there is no cure for HE other than liver transplantation, which is limited by donor availability and patient eligibility. Although lactulose has been commonly used, rifaximin is the only FDA-approved therapy for reduction in risk of episodic HE recurrence. In addition to currently marketed treatments for HE, Ocera has conducted two Phase II trials of one of their compounds to treat mild HE and is conducting a Phase II trial of a second compound, ornithine phenylacetic acid (“OCR002”) in patients with cirrhosis who are experiencing an HE event. Ocera is also collaborating with the NIH-funded Acute Liver Failure Study Group to examine the safety, pharmacokinetics and efficacy of ornithine phenylacetate in patients with acute liver failure due to acetaminophen poisoning. To be commercially viable in HE, we must demonstrate Ravicti is at least as safe and effective as competitive products or can be used safely in combination. If a curative treatment for HE is developed other than liver transplantation, Ravicti may become obsolete for that indication.

Intellectual Property

We intend to seek patent protection in the United States and internationally for our products and product candidates. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of the existing patents upon which our product candidates rely or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

Our success depends in part on our ability to:

•	obtain and maintain proprietary and marketing exclusivity rights for Ravicti, and BUPHENYL and AMMONUL if we purchase those products;

•	preserve trade secrets;

•	prevent third parties from infringing upon the proprietary rights; and

•	operate our business without infringing the patents and proprietary rights of third parties, both in the United States and internationally.

Ravicti was granted orphan drug designation for the maintenance treatment of UCD, which may provide for seven years of market exclusivity from the date of the FDA approval, February 1, 2013. Additionally, we were granted orphan designation for Ravicti for the intermittent or chronic treatment of patients with cirrhosis and any grade HE. If we are awarded orphan drug exclusivity for HE, we would also receive seven years of orphan exclusivity from the date of the FDA approval in this indication. We have licensed the rights to the Ravicti composition of matter patents from Brusilow, which have been issued in the United States, Canada, and the primary countries of the European Union. Upon the expiration of the Ravicti composition of matter patents, our license agreement with and our license payment obligations to Brusilow will terminate and we will have a fully paid, royalty-free, sublicensable license. We will continue to have payment obligations to Brusilow as part of an amendment to the license in 2007. The United States composition of matter patent will expire in 2015, without taking into account the patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments. Based on current projections, we expect to receive an extension under the Hatch-Waxman Amendments, which would extend this patent coverage for approximately an additional three years to 2018. We also received three-year Hatch-Waxman exclusivity based on the submission of new and essential clinical trials conducted or sponsored by us in support of the new product. This exclusivity prevents the FDA from giving final approval to any generic forms of Ravicti for a period of three years from the date of the approval of Ravicti. It also prohibits the agency from approving any 505(b)(2) NDAs that seek to reference the FDA’s approval of Ravicti for a period of three years. This three year period runs in parallel with any award of orphan drug exclusivity.

We own pending patent applications in the United States, Europe, Japan and Canada directed to methods of using, administering, and adjusting the dosage of drugs, including Ravicti and BUPHENYL, which operate via the active chemical entity PAA. Any patents issuing from these applications would expire in the year 2029 through 2032. However, there is a significant risk that these applications will not issue, or that they may issue with substantially narrower claims than those that are currently sought.

We own pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”) that incorporate fasting ammonia level measurements into methods of treating and determining dosage of nitrogen scavenging drugs, including Ravicti and BUPHENYL. In January 2013, we were notified that the USPTO had allowed claims in our US Patent Application 13/417,317, the disclosure of which pertains to the optimal administration of nitrogen scavenging drugs based on target ammonia levels. The allowed claims are directed to methods of treating nitrogen retention disorders and methods of administering nitrogen scavenging drugs, and incorporate measurement of fasting blood ammonia level and comparison of fasting ammonia level to the upper limit of normal in order to optimize drug dosage. Patents typically issue within six months of allowance. This patent, if issued, will expire on March 9, 2032.

We also own pending patent applications in the United States and internationally pursuant to the PCT that pertain to methods of treating and determining dosage of nitrogen scavenging drugs, including Ravicti and BUPHENYL, based on PAA metabolite levels, which if issued would expire in 2032. We also own provisional patent applications pertaining to methods for identifying patients with cirrhosis and HE who are at greatest risk of frequent HE events and for treating those patients and optimizing drug dosage, which if issued would expire in 2033. If issued, one or more of these pending patent applications could provide an additional patent protection to 2032 to 2033. However, there is a significant risk that these applications will not have claims allowed, in which case the patent will not issue, or that they may issue with substantially narrower claims than those that are currently sought.

We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Regulatory Matters

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an Institutional Review Board (“IRB”) of a clinical hold on trials, the FDA’s refusal to approve pending applications or supplements, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of Ravicti or any future product candidates or approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Marketing Approval

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests;

•	submission of an Investigational New Drug (“IND”) application which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of an NDA which must occur before a drug can be marketed or sold.

The testing and approval process requires substantial time and financial resources, and we cannot be certain that any new approvals for our product candidates will be granted on a timely basis if at all.

Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining institutional review board approval to conduct a study at a prospective site;

•	recruiting patients to participate in a study; and

•	supply of the drug.

Prior to commencing the first clinical trial, an initial IND application must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.

For purposes of NDA approval, human clinical trials are typically conducted in phases that may overlap:

•

Phase I — the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These studies may also gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials.

•

Phase II — studies are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•

Phase III — when Phase II evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase III studies, Phase III trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA.

•

Phase IV — post-marketing studies, or Phase IV clinical trials, may be conducted after initial marketing approval. These studies may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also now has express statutory authority to require post-market clinical studies to address safety issues.

All of these trials must be conducted in accordance with good clinical practice requirements in order for the data to be considered reliable for regulatory purposes.

Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for any future product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

The NDA Approval Process

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

The FDA will initially review the NDA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Based on pivotal Phase III trial results submitted in an NDA, upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months, rather than the standard ten months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, nonclinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process for a drug requires substantial time, effort and financial resources and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied for continuing drug approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency.

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

FDA Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping and reporting of adverse experiences with the drug. Drug manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality and purity characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve any NDA or other application, require us to recall a drug from distribution, shut down manufacturing operations or withdraw approval of the NDA for that drug. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures and injunctive action.

Labeling, Marketing and Promotion

The FDA closely regulates the labeling, marketing and promotion of drugs. While doctors are free to prescribe any drug approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and the company is allowed to actively market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

Orphan Designation and Exclusivity

Ravicti received orphan designation for maintenance treatment of patients with deficiencies in enzymes of the urea cycle, and has a separate orphan designation for intermittent or chronic management of patients with cirrhosis and episodic HE of any grade. Under the Orphan Drug Act, the FDA may grant orphan designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan designation must be requested before submitting an NDA.

Generally, if a drug that receives orphan designation is approved for the orphan indication, it receives orphan drug exclusivity, which for seven years prohibits the FDA approving another product with the same active chemical entity for the same indication. Orphan exclusivity will not bar approval of another product under certain circumstances, including if the new drug is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. After the FDA grants orphan designation, the identity of the applicant, as well as the name of the therapeutic agent and its designated orphan use, are disclosed publicly by the FDA.

Orphan designation for Ravicti for HE was granted based on data demonstrating that this disease affects fewer than 200,000 patients in the United States.

Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that subsequent to approval the FDA may not approve any other applications to market a drug with the same active moiety for the same disease, except in limited circumstances, for seven years. During orphan exclusivity, the FDA may only permit additional companies to market a drug with the same active chemical entity for the designated condition if such companies can demonstrate substantial improvement, or if the company with the orphan drug exclusivity is not able to meet market demand. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even though Ravicti has received orphan exclusivity, the FDA can still approve other drugs that have a different active chemical entity for use in treating the same indication or disease covered by Ravicti, which could create a more competitive market for us.

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended (the “Anti-Kickback Statute”), the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price (“AMP”) to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. The Centers for Medicare and Medicaid Services (“CMS”) have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•

Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole.”)

•

Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

Effective in 2013, PPACA will require pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers will be required to report this information beginning in 2013.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

PPACA created the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA would have on our business.

Antitrust

We are also subject to antitrust review of our potential acquisition of BUPHENYL and potentially AMMONUL, including, if the necessary jurisdictional thresholds are met at that time, review under the HSR Act. Under the HSR Act, and the related rules and regulations that have been issued by the FTC, certain transactions, potentially including those in which those products will be acquired, may not be completed until specified information and documentary material has been furnished for review by the FTC and the Antitrust Division by both us and Ucyclyd and specified waiting periods have been satisfied. If triggered, the HSR Act would provide for an initial 30-calendar day waiting period after both parties submit their filings. If the 30th calendar day of the initial waiting period is not a business day, the initial waiting period is extended until 11:59 PM Eastern of the next business day. If, before expiration or early termination of the initial 30-calendar day waiting period, either the FTC or the Antitrust Division issues a request for additional information and documentary material from the parties, the waiting period will be extended for an additional period of 30 calendar days following the date of both parties’ substantial compliance with that request. Only one extension of the waiting period pursuant to a request for additional information is authorized by the HSR Act. After that time, the waiting period may be extended only by court order or with the parties’ consent. The FTC or Antitrust Division may terminate the additional 30-calendar day waiting period before its expiration. In practice, complying with a request for additional information or documentary material may take a significant period of time. In addition, if the FTC or Antitrust Division were to challenge our purchase and we were unable to resolve the challenge through a consent decree, Ucyclyd could terminate the restated collaboration agreement and we would lose our rights to BUPHENYL and AMMONUL.

Whether or not HSR filings are required, at any time before or after the acquisition of Ravicti, BUPHENYL and potentially AMMONUL, the FTC or the Antitrust Division could take any action under the antitrust laws that it either considers necessary or desirable in the public interest, including seeking to enjoin the acquisition or to seek the divestiture of certain assets or the imposition of certain licensing obligations on us or any of our subsidiaries or affiliates. Private parties as well as State Attorneys General and foreign antitrust regulators may also bring legal actions under the antitrust laws under certain circumstances.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

We had 22 full-time employees as of December 31, 2012. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate and Available Information

Our principal corporate offices are located at 601 Gateway Boulevard, Suite 200, South San Francisco, California 94080 and our telephone number is (650) 745-7802. We were incorporated in Delaware on November 1, 2006. Our internet address is www.hyperiontx.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to many risks. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K as well as our other publicly available filings with the SEC. If any of the following risks are realized, our business, operating results, financial condition and the trading price of our common stock could be materially and adversely affected.

Risks Related to Commercialization of Ravicti and Our Development Programs

We depend substantially on the commercial success of our only product, Ravicti, and we may not be able to successfully commercialize it.

We have invested a significant portion of our efforts and financial resources in the development of Ravicti, which is currently our only product. As a result, our business is substantially dependent on our ability to successfully commercialize Ravicti in a timely manner. We plan to make Ravicti available for commercial sale by the end of April 2013. However, as this is our first product approved for commercialization, we currently have limited commercial capabilities and Hyperion has no experience commercializing a pharmaceutical product. As a result, we may be unable to commercialize Ravicti successfully or in a timely manner, or at all.

Our ability to commercialize Ravicti successfully will depend on our ability to:

•	achieve market acceptance and generate product sales through execution of agreements with a third-party logistics company and specialty pharmacies on commercially reasonable terms;

•	obtain adequate levels of reimbursement for Ravicti;

•	hire, train, deploy and support a qualified commercial organization and field force;

•	create market demand for Ravicti through education, marketing and sales activities;

•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and

•	comply with other healthcare regulatory requirements.

If we are unable to enter into agreements with third parties to distribute Ravicti to patients, we will be unable to successfully commercialize Ravicti.

We plan to rely on third parties to distribute Ravicti to patients. We have contracted with a third-party logistics company to warehouse Ravicti and two specialty pharmacies to sell and distribute it to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions which require a high level of patient education and ongoing management. We have also contracted with a third-party call center to coordinate prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support. This distribution network will require significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from sales of Ravicti, or BUPHENYL and AMMONUL if we exercise our option to purchase these products from Ucyclyd. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of our UCD products, as well as any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies and a call center involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our UCD products, or complaints regarding those drugs;

•	not effectively sell or support our UCD products;

•	reduce or discontinue their efforts to sell or support our UCD products;

•	not devote the resources necessary to sell our UCD products in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business.

If we are unable to successfully develop internal commercialization capabilities, we will be unable to successfully commercialize Ravicti.

We currently have limited internal capabilities for the commercialization of Ravicti. In addition to contracting with third parties, in order to commercialize Ravicti, we must further develop our internal sales, marketing, contracting and reimbursement capabilities. We will need to commit significant time and financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to develop our commercialization capabilities include:

•	our inability to recruit and retain adequate numbers of effective commercial personnel;

•

our inability to train sales personnel, who may have limited experience with our company or Ravicti, to deliver a consistent message regarding Ravicti and be effective in convincing physicians to prescribe Ravicti;

•

our inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding Ravicti and its proper administration;

•	our inability to manage a potential substantial increase in our number of full-time employees in a matter of months; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

If we are not successful in building a sales and marketing infrastructure, we will have difficulty commercializing Ravicti, which would adversely affect our business and financial condition.

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

Ravicti may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. The degree of market acceptance of Ravicti will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of Ravicti as compared with BUPHENYL;

•	the prevalence and severity of any side effects;

•	potential advantages over BUPHENYL or any generic versions of BUPHENYL;

•	the market price and patient out-of-pocket costs of Ravicti relative to BUPHENYL and other UCD treatment options, including any generics;

•	sufficient third-party coverage or reimbursement;

•	relative convenience and ease of administration;

•	willingness by patients to stop using BUPHENYL and adopt Ravicti;

•	the strength of our sales and marketing organizations and our third-party distributors; and

•	the quality of our relationship with patient advocacy groups.

If we fail to achieve market acceptance of Ravicti, our revenue will be limited and it will be more difficult to achieve profitability, or profitability may not occur at all.

Even though we have received orphan drug designation, we may not receive orphan drug exclusivity for Ravicti.

As part of our business strategy, we have obtained orphan drug designation in the United States for Ravicti for the maintenance treatment of patients with UCD and for the intermittent or chronic treatment of patients with cirrhosis and any grade of HE. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full New Drug Application (“NDA”) to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active chemical entity as an already orphan designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

In our case, Ravicti contains the same active chemical entity as BUPHENYL, which is approved for the treatment of UCD, the intended use for Ravicti. Ravicti was granted orphan designation for UCD based upon a potential safety benefit over BUPHENYL because of the absence of sodium. We will not receive orphan drug exclusivity in UCD unless the FDA in reviewing the NDA concludes that Ravicti is safer or more effective than BUPHENYL or makes a major contribution to patient care. The FDA did not make this determination at the time of NDA approval, and we may not know for the foreseeable future if we will have the benefit of orphan drug exclusivity. Even if we obtain orphan drug exclusivity for Ravicti, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition.

We have a history of net losses and may not achieve or maintain profitability.

We have a limited operating history and only recently received FDA approval for our only product. We have not initiated commercial sales of Ravicti. We have funded our operations primarily from sales of our equity and debt securities. We have incurred losses in each year since our inception and through December 31, 2012, had an accumulated deficit totaling $139.0 million. Our net losses were $32.3 million for the year ended December 31, 2012, $29.4 million for the year ended December 31, 2011 and $25.5 million for the year ended December 31, 2010. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ravicti for us to achieve or maintain profitability on a timely basis, or at all.

We expect to incur increased selling, general and administrative expenses during the remainder of this year versus comparable periods last year due to higher sales and marketing expenses related to the commercialization of Ravicti, as well as additional full-year expenses related to operating as a public company. In addition, we expect increased research and development expenses related to our expected HE Phase III trial and for required post-marketing studies. We also expect to continue to incur significant losses for the foreseeable future. Additionally, our operating expenses may increase significantly if we in-license other products or product candidates. Further, because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

The course of treatment for UCD patients is and will continue to be expensive. We currently expect that the average price per patient year will be between $250,000 and $290,000. We expect UCD patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Ravicti without reimbursement from third-party payors. Even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected. In addition, we expect to provide Ravicti at no cost to qualified patients without insurance or without coverage for Ravicti. If the numbers of patients that qualify for these programs is higher than our current estimates, our revenues and gross margins will be adversely affected.

Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Additionally, there may be delays in obtaining appropriate documentation and securing reimbursement coverage from third-party payors, which may also have a significant impact on our revenue and profitability. Reimbursement systems in international markets, including the European Union, vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

We are required to complete post-marketing studies mandated by the FDA and such studies may be costly and time consuming. If the results of these studies reveal unacceptable safety risks, we may be required to withdraw Ravicti from the market.

As part of the FDA approval of Ravicti to treat UCD, we made a Phase IV commitment to conduct a long-term (approximately 10 years) outcomes study (or Registry), which is noted on the FDA-approved label; and the FDA imposed several post-marketing requirements. These include obligations to conduct:

•	two separate studies in UCD patients during the first two months of life and from 2 months to 2 years of age, including a study of the pharmacokinetics in both age groups;

•	a study to determine whether metabolites are present in human breast milk;

•	a study to determine whether the metabolites of Ravicti affect the metabolism of other drugs that these patients might be given concurrently; and

•	a randomized study to determine the safety and efficacy in UCD patients who are naïve to phenylbutyrate treatment being treated with sodium phenylbutyrate.

If we are unable to complete these studies or the results of the studies reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose marketing approval of Ravicti. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price.

The patient population suffering from UCD is small and has not been established with precision. If the actual number of patients is smaller than we estimate or if we are unable to convert patients from BUPHENYL to Ravicti, our revenue and ability to achieve profitability may be adversely affected.

We estimate that the number of individuals in the United States with UCD is approximately 2,100, of which approximately 1,100 are currently diagnosed and approximately 500 are treated with BUPHENYL, and 75 are treated with Ravicti in our ongoing long-term safety clinical trials in the United States. Of these, we estimate that approximately 60% are children and 40% are adults. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with UCD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, if we are unable to successfully convert patients from BUPHENYL to Ravicti, it will be more difficult to achieve profitability, or profitability may not occur at all.

The number of patients in the United States who might be prescribed Ravicti could be significantly less than the 575 currently estimated to be on either Ravicti or BUPHENYL. Since Ravicti, BUPHENYL and AMMONUL target diseases with small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. We may be unable to maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses.

To obtain regulatory approval to market Ravicti in indications other than UCD, including HE, costly and lengthy clinical trials may be required, and the results of the studies and trials are highly uncertain.

As part of the regulatory approval process, we must conduct, at our own expense, clinical trials on humans for each indication that we intend to pursue. We expect the number of nonclinical studies and clinical trials that the regulatory authorities will require will vary depending on the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, the number and size of clinical trials required for approval varies based on the nature of the disease and size of the expected patient population that may be treated with a drug, and we are still in discussions with the FDA as to the design of any HE clinical trials. We must demonstrate that our drug products are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale.

Serious adverse events or other safety risks could require us to abandon development and preclude or limit approval of Ravicti to treat HE.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that the product is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards and data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of Ravicti to treat HE, the commercial prospects for Ravicti will be harmed and our ability to generate product revenues from Ravicti may be delayed or eliminated.

Our potential purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL could be hampered or prevented by regulatory action as well as by government or private litigation.

We are subject to antitrust review if we exercise our option to purchase Ucyclyd’s worldwide rights for BUPHENYL and AMMONUL, including, if the necessary jurisdictional thresholds are met at that time, review under the HSR Act. Even if the planned purchase is approved, the terms and conditions of the approval that is granted, if accepted by the parties, may impose requirements, limitations and additional costs and place restrictions on the conduct of our business. There is no assurance that we will receive the necessary approvals under the HSR Act or that any other conditions, terms, obligations, or restrictions sought to be imposed, if accepted, would not have a material adverse effect on us. If the government challenges the purchase under the HSR Act and the challenge cannot be resolved by consent decree, our restated collaboration agreement with Ucyclyd will automatically terminate and we would not have any rights to BUPHENYL or AMMONUL. In addition, whether or not HSR filings are required to purchase Ucyclyd’s worldwide rights for BUPHENYL and

AMMONUL, federal antitrust regulators could, before or after the purchase, take any action under the antitrust laws that they consider necessary or desirable in the public interest, including seeking to enjoin the purchase or to seek the divestiture of assets or the imposition of licensing obligations on us. Private parties as well as State Attorneys General and foreign antitrust regulators may also bring legal actions under the antitrust laws under some circumstances, the outcome of which could have a material adverse effect on us.

We may never obtain approval for or commercialize Ravicti outside of the United States, which would limit our ability to realize its full market potential.

We only have approval to market Ravicti in the United States at this time. In order to market Ravicti outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in, other countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of Ravicti in those countries. We do not have any products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Even if we successfully commercialize Ravicti and purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we will continue to face extensive development and regulatory requirements.

Even after a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

BUPHENYL, AMMONUL and Ravicti are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Contract manufacturers must obtain and maintain regulatory approval of their manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost effective manner.

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

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat UCD or HE. During the lifetime of the United States patents covering Ravicti, and for any longer period of market exclusivity granted by the FDA for Ravicti, Ucyclyd and its affiliates are contractually prohibited from developing or commercializing new products, anywhere in the world, for the treatment of UCD or HE that are chemically similar to Ravicti, except for products delivered parenterally for the treatment of HE. In countries outside the United States, this contractual restriction will continue, on a country-by-basis, for the lifetime of patents covering Ravicti in each such country and for any longer period of regulatory exclusivity granted for Ravicti in each such country. Since this restriction only applies to specific indications and products that are chemically similar to Ravicti, it may not prevent Ucyclyd or its affiliates from developing and commercializing products that compete with Ravicti. Moreover, products approved for indications other than UCD and HE may compete with Ravicti if physicians prescribe such products off-label for UCD or HE. Ucyclyd may develop and commercialize such products and, under the purchase agreement, has a time-limited option to acquire the right to use and reference certain Ravicti data for the development and commercialization of products (other than Ravicti) for the treatment of a specific indication that we are not pursuing. Furthermore, unless and until we purchase Ucyclyd’s worldwide rights to BUPHENYL, Ucyclyd is allowed to continue to market and sell BUPHENYL, and its sales of BUPHENYL will continue to compete with our sales of Ravicti for UCD.

In addition to competition from BUPHENYL, in November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of sodium phenylbutyrate tablets which may compete with Ravicti and BUPHENYL in treating UCD. We are aware that Lucane Pharma has requested market authorization from the European Medicines Agency for taste-masked sodium phenylbutyrate and we believe they are also seeking approval via an ANDA in the United States. If this ANDA is approved, this formulation may compete with Ravicti and BUPHENYL in treating UCD. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which Ravicti was approved. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat HA crises in NAGS deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. In addition, if we complete development, obtain regulatory approval and commercialize Ravicti to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. In addition to currently marketed treatments for HE, Ocera has conducted two Phase II trials of one of their compounds to treat mild HE and is conducting a Phase II trial of a second compound delivered intravenously to patients with cirrhosis in which they are assessing ammonia control versus placebo. In addition, researchers are continually learning more about UCD and HE and new discoveries may lead to new therapies. As a result, Ravicti, BUPHENYL and AMMONUL may be rendered less competitive, or even obsolete, at any time. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than Ravicti and, if acquired, BUPHENYL and AMMONUL. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	maintain patent protection for Ravicti and otherwise prevent the introduction of generics of Ravicti and, if acquired, BUPHENYL and AMMONUL;

•	attract and retain key personnel;

•	build an adequate sales and marketing infrastructure;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with patient advocacy groups.

If Ravicti is approved to treat HE in the future, the cost of Ravicti to treat UCD may decline significantly, which could materially affect our UCD revenues.

Given the relative differences in the size of the affected patient populations, the number of requests third-party payors receive to reimburse drugs for the treatment of HE is significantly greater than the number of requests for UCD. As a result, we will likely experience greater pricing pressure if Ravicti is approved by the FDA to treat HE than if it is only approved to treat UCD. We do not currently have a plan to differentiate the formulations for UCD and HE, nor can we guarantee success if we attempt to differentiate the formulation. We expect the required dosing volume to be similar for UCD and HE if Ravicti is approved for both indications. If Ravicti is approved by the FDA for HE after FDA approval and launch of the drug for UCD, we may need to significantly decrease the price for Ravicti from that established with respect to UCD in order to gain third-party reimbursement for broad use in HE patients. This would result in a significant decrease in revenues generated by the UCD patient population. We believe the Ravicti revenue potential for HE is much larger than for UCD; however, if the market for Ravicti in HE is significantly smaller than we anticipate, or if we are unsuccessful in any commercial launch of Ravicti for the treatment of HE, total Ravicti revenues may decrease significantly and we may be unable to achieve or maintain profitability. If the Ravicti price is decreased with the introduction of the drug for HE, we may need to decrease our UCD specialty pharmacy and patient support service offerings. This may result in lower UCD revenues due to fewer UCD patients electing to begin use of Ravicti and/or remain compliant.

If we are unable to establish a direct sales force in the United States, our business may be harmed.

We intend to market Ravicti directly to physicians in the United States through our own sales force. We will need to incur significant additional expenses and commit significant additional management resources to train our sales force to market and sell Ravicti, and BUPHENYL and AMMONUL if we purchase Ucyclyd’s worldwide rights to those products. We may not be able to successfully establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd, our business may be harmed.

If we are found to be in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.

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

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payors. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, financial condition and results of operations may be adversely affected.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products and from 11% to 13% for non-innovator products and capped the total rebate amount for innovator drugs at 100% of AMP. In addition, the PPACA and subsequent legislation revised the definition of AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain innovator products that qualify as line extensions of certain existing products that is intended to increase the rebates due on those drugs. CMS, which administers the Medicaid Drug Rebate Program, has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under PPACA and subsequent legislation but has not yet issued final regulations. CMS has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. Also effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, beginning in 2011, PPACA imposed a significant annual branded prescription drug fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. For example, beginning in 2013, pharmaceutical companies will be required to track and report to the federal government certain payments made to physicians and teaching hospitals in the preceding year. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicaid program, and may also increase our regulatory burdens and operating costs.

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

We are a development stage biopharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize Ravicti for the chronic management of UCD. We have generated no revenue in the last three years. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	set an acceptable price for our products;

•	obtain commercial quantities of our UCD products at acceptable cost levels;

•	obtain adequate reimbursement from third-party payors;

•	successfully market and sell our UCD products in the United States;

•	delay the introduction of generic versions of our UCD products;

•	maintain our licenses or sublicenses to intellectual property rights to Ravicti; and

•	maintain existing distribution agreements for BUPHENYL and AMMONUL, if we purchase these products, outside the United States.

In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. We anticipate incurring significant costs associated with the commercial launch of Ravicti, and the acquisition of BUPHENYL and AMMONUL if such acquisition occurs.

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

We have incurred losses in each year since our inception on November 1, 2006. Our losses were $32.3 million in 2012, $29.4 million in 2011 and $25.5 million in 2010. As of December 31, 2012, we had a deficit accumulated during the development stage of $139.0 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. Ravicti will require significant marketing efforts and substantial investment before it can provide us with any revenue. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for Ravicti and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We will need to obtain additional financing to fund our operations.

We will need to obtain additional financing to fund the Phase III HE trial and for the commercial launch of Ravicti in HE if we are approved in this indication. We would likely need to obtain additional financing for development of any additional product candidates we might acquire. Moreover, our fixed expenses, such as rent, license payments, interest expense and other contractual commitments, are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Ravicti for the treatment of UCD, and BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	changes to the design of our clinical trials; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

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

Risks Related to Our Reliance on Third Parties

We have no control over Ucyclyd’s conduct of the BUPHENYL and AMMONUL business in the intervening time period.

Under the restated collaboration agreement, we are permitted to exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL until May 2, 2013. Until we exercise our option, Ucyclyd has full control over the commercialization of BUPHENYL and AMMONUL and we are entirely dependent on Ucyclyd to preserve the value of the businesses related to these products. We anticipate exercising our diligence rights provided for in the restated collaboration agreement with regard to BUPHENYL and AMMONUL in March 2013. The outcome of this diligence will be the primary basis for our determination to exercise the option. If the value of the BUPHENYL and AMMONUL businesses decreases significantly or we identify other concerns about the businesses, we may decide not to exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, in which case we would be unable to generate any revenue from these products.

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for clinical or commercial production of Ravicti, BUPHENYL or AMMONUL. We have no experience in drug formulation and we lack the resources and the capabilities to manufacture Ravicti, BUPHENYL or AMMONUL on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trials. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of Ravicti, and BUPHENYL and AMMONUL if we purchase these products from Ucyclyd. We have clinical and commercial supplies of Ravicti manufactured for us by two alternate drug substance suppliers, Helsinn and DSM on a purchase order basis. We believe our commercial requirements of drug substance can be satisfied without significant delay or material additional costs. Lyne provides fill/finish services on a purchase order basis under a clinical supply agreement. We have an agreement in place to initiate process transfer and development at HALO, an identified secondary fill/finish supplier. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers. If we need to identify an additional fill/finish manufacturer, we would not be able to do so without significant delay and likely significant additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. For example, in the fourth quarter of 2011, we discovered a contaminated lot of Ravicti, which we believe was caused by a failure in a filtration step by one of our third-party drug substance manufacturers. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our UCD products would be interrupted, resulting in delays and additional costs.

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

If the restated collaboration agreement terminates before the closing of our potential purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, we would lose our rights to these products and would be unable to generate any revenue from these products. The restated collaboration agreement will automatically terminate if any of the following events occur:

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

We currently depend on third parties to conduct some of the operations of our clinical trials.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for Ravicti or our potential future product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.

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

We also own several pending patent applications in the United States and in foreign jurisdictions relating to methods of using, administering, and adjusting the dosage of Ravicti. These applications do not ensure the protection of our intellectual property. Additionally, these pending applications may not issue or may issue with claims significantly narrower than we currently seek. Similarly, our patent for which claims have been allowed may be successfully challenged and invalidated. Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for Ravicti before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

If we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

Additional competitors could enter the market, including with generic versions of our products, and sales of affected products may decline materially.

The Ravicti composition of matter patent expires in the United States in 2015. Based on current projections, we expect to receive an extension of this patent under the Drug Price Competition and Patent Term Restoration Act, or Hatch-Waxman Amendments, which we expect to extend this patent coverage for approximately an additional three years.

We own a first set of pending patent applications in the United States, Europe, Japan, and Canada, and a second set of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of Ravicti. If granted, these applications could extend patent protection until 2029 to 2032; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the blood were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years. We own one patent application for which it has been advised by the USPTO that claims are allowed. Assuming that this patent issues, it may be subject to challenge by competitors and invalidated.

Ravicti holds orphan drug designation for UCD; however, we cannot guarantee that orphan drug exclusivity, and the associated seven years of market exclusivity, will be granted.

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Hatch-Waxman also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

We anticipate that Ravicti will qualify for a three-year period of exclusivity, based on the fact that data from clinical trials with the product will be necessary to obtain approval. That exclusivity would mean that, even in the absence of any patent protection, FDA could not grant final approval to an ANDA for a generic version of Ravicti until three years after approval of Ravicti. It would not delay a generic competitor submitting an ANDA, or the FDA reviewing it, or granting it “tentative approval.” The exclusivity would also prohibit FDA from approving a 505(b)(2) NDA that references FDA’s approval of Ravicti or includes the same active ingredient and uses as Ravicti.

Accordingly, competitors could file ANDAs for generic versions of Ravicti, or 505(b)(2) NDAs that reference Ravicti, immediately after approval of an NDA for Ravicti, and if there are patents listed for Ravicti in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether Ravicti will be granted any regulatory exclusivity, or the scope of that exclusivity. We also cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

The composition of matter patent and orphan drug exclusivity for BUPHENYL have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, a competitor could at any time submit an ANDA for a generic version of BUPHENYL and request immediate approval. We are aware of one ANDA for BUPHENYL tablets, which was approved in the fourth quarter of 2011. The ANDA process is a confidential one, so there may be other BUPHENYL ANDAs pending.

We own a first set of patent applications in the United States, Europe, Japan, and Canada and a second set of patent applications in the United States and internationally pursuant to the PCT. The applications are directed to methods of using, administering, and adjusting the dosage of Ravicti or BUPHENYL. If granted, these applications could extend patent protection until 2029 to 2032; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years. Moreover, even if granted these applications may not provide protection sufficient to protect against the use of generic forms of BUPHENYL.

In the absence of any additional patent protection or even if U.S. Patents issued from our pending patent applications, a competitor may seek and obtain FDA approval for, and subsequently sell, a generic version of BUPHENYL. For example, in November 2011, FDA approved a generic version of BUPHENYL tablets. Such a generic product may be priced at a discount to BUPHENYL and Ravicti, and physicians, patients, or payors may decide that this less expensive alternative is preferable to either of our drugs. If this occurs, our UCD product sales could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd and Brusilow at the same royalty rates.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, will not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Failure to build our financial infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly challenging regulatory environment which requires us to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the related rules and regulations of the SEC expanded disclosures, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We are required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), because we are taking advantage of the exemptions contained in the JOBS Act.

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

If we are unsuccessful in building an appropriate financial infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 22 employees as of December 31, 2012. In order to commercialize our products, we will need to substantially increase our operations, including expanding our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We face potential product liability exposure related to marketing and distributing our products commercially as well as testing of our product candidates in human clinical trials. An individual may bring a liability claim against us alleging that one of our products or product candidates caused an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We plan to maintain insurance against product liability lawsuits for commercial sale of Ravicti, and for BUPHENYL and AMMONUL if we purchase Ucyclyd’s worldwide rights to those products. We currently maintain insurance for the clinical trials and commercial sale of Ravicti. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims for which our insurance coverage may not be adequate. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our product programs.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be highly volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in July 2012 at a price of $10.00 per share, our closing stock price as reported on the NASDAQ Global Stock Market has ranged from $10.04 to $19.57, through February 20, 2013. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, own approximately 76.2% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Some of the holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of December 31, 2012, we had net operating losses of approximately $96.4 million and $117.5 million for both U.S. federal and California income tax purposes, respectively, which begin to expire in 2026 for U.S. federal income tax purposes and 2016 for California income tax purposes. If we experience an “ownership change” for purposes Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. We are not currently subject to any annual limits on our ability to utilize net operating loss carryforwards. Our deferred tax assets have been fully offset by a valuation allowance as of December 31, 2012.

The requirements associated with being a public company require significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC, and The NASDAQ Stock Market may also impose various additional requirements on public companies. As a result, we will incur additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The JOBS Act allows us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

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

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

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

We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in South San Francisco, California, and consists of approximately 12,689 square feet of leased office space under a lease that expires on January 31, 2014. We may require additional space and facilities as our business expands.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been trading on The NASDAQ Global Market under the symbol “HPTX” since our IPO on July 26, 2012. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low
2012
Fourth Quarter	$12.00	$10.00
Third Quarter (beginning July 26, 2012)	$11.99	$9.95

As of February 1, 2013, we had 16,646,269 shares of common stock outstanding held by approximately 30 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since July 26, 2012, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	July 26, 2012	September 30, 2012	December 31, 2012
Hyperion (HPTX)	$100.00	$105.14	$111.57
NASDAQ Composite Index (IXIC)	$100.00	$108.01	$105.15
NASDAQ Biotechnology Index (NBI)	$100.00	$106.09	$102.14

Recent Sale of Unregistered Securities

Convertible Note Financings and Warrants

(1)	On February 8, 2012, in connection with a bridge loan financing, we issued convertible promissory notes to 14 accredited investors for an aggregate principal amount of $7.5 million. The convertible promissory notes accrue interest at a rate equal to 6% per year, and have a maturity date of December 31, 2012, unless converted prior thereto. Upon completion of the IPO, these convertible promissory notes converted into 771,933 shares of our common.

(2)	On February 8, 2012, in connection with a bridge loan financing, we granted warrants to purchase approximately 233,935 shares of our common stock upon conversion of Series C-2 convertible preferred stock issuable upon exercise of the warrants to 14 accredited investors at an exercise price of $9.62 per share. The warrants automatically net exercised into 8,881 shares of common stock immediately prior to the closing of our IPO.

(3)	On April 19, 2012, in connection with a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B, we granted warrants to purchase 37,987 shares of our common stock at an exercise price of $4.08 per share to each of Silicon Valley Bank and Leader Equity, LLC. The warrants contain a cashless exercise feature and may be exercised in whole or in part at the option of Silicon Valley Bank or Leader Equity, LLC, respectively, at any time prior to expiration on April 18, 2022.

(4)	On September 26, 2012, in connection with a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B, we granted a warrant to purchase 8,408 shares of our common stock at an exercise price of $5.05 per share to Silicon Valley Bank. The warrant contains a cashless exercise feature and may be exercised in whole or in part at the option of Silicon Valley Bank at any time prior to expiration on September 25, 2022.

Stock Option Grants

(5)	Between January 1, 2012 and December 31, 2012, we have granted stock options to purchase an aggregate of 720,580 shares of our common stock with exercise prices ranging from $7.31 to $11.28 per share, to our employees and directors pursuant our 2012 Omnibus Incentive Plan.

Securities Act Exemptions

We deemed the offers, sales and issuances of the securities described in paragraphs (1) through (4) above to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants of stock options described in paragraph (5) to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

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

As of December 31, 2012, we have used a portion of the proceeds from the sale of these securities to fund operations, capital expenditures, working capital and other general corporate purposes. As of February 15, 2013, the net offering proceeds have been invested in a money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 27, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements appearing in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(in thousands, except share and per share amounts)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—	$44
Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	44

Operating expenses:
Research and development	17,046	17,236	23,111	11,030	14,452
General and administrative	7,530	8,162	2,693	1,909	3,469
Selling and marketing	3,957	761	797	462	2,997
Impairment of development and promotion rights acquisition cost	—	—	—	—	7,059

Total operating expenses	28,533	26,159	26,601	13,401	27,977

Loss from operations	(28,533)	(26,159)	(26,601)	(13,401)	(27,933)
Interest income	12	28	43	39	111
Interest expense	(3,703)	(2,554)	(1)	(763)	(1,677)
Other income (expense), net	(39)	(731)	1,106	525	400

Net loss	$(32,263)	$(29,416)	$(25,453)	$(13,600)	$(29,099)
Accretion of Series B preferred stock to redemption value	—	—	—	(78)	(29)

Net loss attributable to common stockholders	$(32,263)	$(29,416)	$(25,453)	$(13,678)	$(29,128)

Net loss per share attributable to common stockholders — basic and diluted(1)	$(4.45)	$(62.68)	$(61.70)	$(92.84)	$(49,962.46)

Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders — basic and diluted(1)	7,256,537	469,319	412,532	147,329	583

(1)	See Note 14 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share of common stock and the weighted average number of shares used in computation of the per share amounts.

(in thousands)
	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,853	$7,018	$6,579	$10,073	$1,089
Working capital (deficit)	41,943	(21,282)	3,650	6,713	(12,848)
Total assets	51,204	8,142	7,387	11,171	1,756
Long-term debt	7,750	—	—	—	3,889
Warrants liability	—	2,574	—	—	—
Convertible preferred stock	—	58,326	58,326	36,265	21,856
Total stockholders’ equity (deficit)	34,389	(82,104)	(54,176)	(29,162)	(38,125)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. “This Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Item 1 of this report for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.”

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. We have developed our product, Ravicti™ (glycerol phenylbutyrate), to treat most urea cycle disorders (“UCD”) and are developing Ravicti to treat hepatic encephalopathy (“HE”), two different diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or protein transporters that constitute the urea cycle, which in a healthy individual removes ammonia through the conversion of ammonia to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic disease which fluctuates in severity and may lead to serious neurological damage. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of Ravicti for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase deficiency for whom the safety and efficacy of Ravicti has not been established, and UCD patients under two months of age for whom Ravicti is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest Ravicti. We currently expect to commercially launch Ravicti by the end of April 2013.

We originally obtained rights to develop Ravicti in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. on December 11, 2012. In March 2012, we purchased the worldwide rights to Ravicti for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of Ravicti. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. We are permitted to exercise this option until May 2, 2013. To fund this upfront payment, we may draw on a loan commitment from Ucyclyd, which loan would be payable over eight quarters. If we exercise our option, Ucyclyd has a time-limited option to retain AMMONUL at a purchase price of $32.0 million. If Ucyclyd exercises its option and retains AMMONUL, the upfront purchase price for Ucyclyd’s worldwide rights to BUPHENYL will be $19.0 million resulting in a net payment from Ucyclyd to us of $13.0 million upon close of the transaction. We anticipate exercising our diligence rights provided for in the Restated Collaboration Agreement with regards to BUPHENYL and AMMONUL in March 2013. The outcome of this diligence will be the basis for our determination as to whether or not to exercise the option.

We are a development stage company and have incurred net losses since our inception. As of December 31, 2012, we had a deficit accumulated during the development stage of $139.0 million. We recorded net losses of $32.3 million, $29.4 million, and $25.5 million during years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of Ravicti in HE and preparing for the commercialization of Ravicti in UCD and, if purchased from Ucyclyd, BUPHENYL and AMMONUL. In addition, any future acquisitions of products or product candidates may require additional capital and personnel.

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

Prior to our IPO, substantially all of our operations were funded through the private placement of equity securities and convertible debt. Through December 31, 2012, we have raised net cash proceeds of approximately $66.1 million from the sale of convertible preferred stock and $15.3 million from the issuance of convertible notes, which subsequently converted into shares of convertible preferred stock. Additionally, during 2011 and the first quarter of 2012, we issued approximately $32.5 million of convertible notes.

In April 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on Ravicti versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin. We expect our research and development expenses to increase when we initiate a Phase III trial of Ravicti in HE. We will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses in connection with the commercialization of Ravicti in UCD. These increased expenses include payroll related expenses as we add employees in the commercial and regulatory departments, costs related to the initiation and operation of our distribution network, and marketing costs and general infrastructure expenses as we expand our organization. Accordingly, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

Financial Overview

Revenue

We have generated no revenue from the sale of any products in the last four years, and we do not expect to generate any revenue unless or until we commercialize Ravicti, or exercise the option to purchase Ucyclyd’s worldwide rights to and commercialize BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain AMMONUL.

For the period from inception to December 31, 2012, we generated limited revenue from the promotion of BUPHENYL and AMMONUL during 2007 and 2008, and earned no other revenue.

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

•

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	depreciation and other allocated expenses; and

•	fees paid to purchase world-wide rights to Ravicti.

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We have been developing Ravicti in both UCD and HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase of Ravicti. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
UCD Program	$3,463	$7,900	$12,859
HE Program	2,233	5,162	4,892
Unallocated	11,350	4,174	5,360

Total	$17,046	$17,236	$23,111

We expect our research and development expenses to increase when we initiate our Phase III trial of Ravicti for the treatment of patients with episodic HE. Due to the inherently unpredictable nature of product development, we are currently unable to estimate the expenses we will incur in the continued development of Ravicti.

Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Development timelines, the probability of success and development expenses can differ materially from expectations. Clinical trials in orphan diseases, such as UCD and HE, may be difficult to enroll given the small number of patients with these diseases. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of trials required for approval and post-marketing trials;

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the drop-out or discontinuation rates of patients;

•	the duration of patient follow-up;

•	the number and complexity of analyses and tests performed during the trial;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidate.

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

We expect that our general and administrative expenses will increase with the continued development of, and the commercialization of Ravicti. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and benefits for employees in the marketing, commercial and sales functions. Other significant expenses include professional and consulting fees related to these functions. We expect to incur increased selling and marketing expenses in connection with the commercialization of Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd. These increased expenses include payroll related expenses as we add employees in the commercial departments, costs related to the initiation and operation of our distribution network and marketing related costs.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Other Income (Expense), net

In the years ended December 31, 2012, 2011 and 2010, other income (expense), net consists primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. We account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011 at fair value and recorded as liabilities on the date of each issuance. The fair value was determined and subsequently re-measured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing of the IPO, we performed a final re-measurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the re-measurement to other income (expense), net. On July 31, 2012, immediately prior to the closing of the IPO, the common stock warrants and the preferred stock warrants automatically net exercised into 340,361 shares of common stock. As a result, these warrants will no longer be re-measured after July 31, 2012.

Income Taxes

Since inception, we have only generated revenues in the United States and have not generated revenues outside the United States. The only revenues generated in the U.S. have been from commissions for promotion services in 2007 and 2008 through the Ucyclyd collaboration agreement related to the sales of BUPHENYL and AMMONUL for UCD. We have incurred net losses and have not recorded any United States federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the accompanying audited consolidated financial statements. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Preclinical and Clinical Trial Accruals

As part of the process of preparing consolidated financial statements, we are required to estimate accrued expenses. We base our expenses related to clinical trials on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates.

Warrants and Other Derivative Liabilities

We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. We record warrants classified as equity as additional paid-in capital on the consolidated balance sheet and make no further adjustments to their valuation. We record warrants classified as derivative liabilities and other derivative financial instruments, such as call option liability recorded in connection with convertible notes and preferred stock liability recorded in connection with Series C-2 convertible preferred stock, that require separate accounting as liabilities on our consolidated balance sheets at their fair value on the date of issuance and remeasure them on each subsequent balance sheet, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statements of operations. We estimate the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

We accounted for our warrants for shares of convertible preferred stock that are contingently redeemable as liabilities. We adjusted the liability for changes in fair value of these warrants on each reporting date. On July 31, 2012, upon the closing of the IPO, we performed a final remeasurement of the warrants.

We account for our warrants for shares of common stock as liabilities in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify the financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ deficit section of the balance sheet. We determined that our common stock warrants issued with convertible notes in 2011 were ineligible for equity classification and we continued to adjust the liability for changes in fair value until the closing of our IPO in July 2012.

Stock-Based Compensation

We recognize as compensation expense the fair value of stock options and other stock-based compensation issued to employees over the requisite service periods, which are typically the vesting periods. We record equity instruments issued to non-employees at their fair value, periodically revalue them as the equity instruments vest and recognize expense over the related service period.

Stock-based compensation has not been a significant expense to date. In future periods, we expect our stock-based compensation expense to increase as we issue additional stock-based awards in order to attract and retain employees and non-employee consultants.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Research and development	$374	$137	$61
General and administrative	406	182	110
Sales and marketing	213	26	14

Total	$993	$345	$185

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected term of stock options. As a private company and since our IPO in July 2012, we do not have sufficient history to estimate the volatility of our common stock price or the expected term of our options. We calculate expected volatility based on reported data for a selected group of similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected term of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2012, 2011 and 2010 are set forth in Note 11 of our consolidated financial statements included elsewhere in this prospectus.

There is a high degree of subjectivity involved when using option-pricing models to estimate stock-based compensation. Currently, there is not a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined using an option-pricing model, this value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.

Information regarding equity instruments issued between January 1, 2011 and December 31, 2012 is summarized as follows:

Date of Transaction	Equity Type	Number of Shares Underlying Options or Warrants Granted		Exercise Price Per Share		Management’s Estimate of Per Share Fair Value of the Underlying Common Stock
April 1, 2011	Common Stock Warrants	544,939	(1)(2)	$4.08		$3.17
April 15, 2011	Common Stock Options	407,946		$4.08		$3.17	(3)
October 26, 2011	Preferred Stock Warrants	233,935	(1)(2)	$9.62		N/A
February 8, 2012	Preferred Stock Warrants	233,935	(1)(2)	$9.62		N/A
April 16, 2012	Common Stock Options	453,348		$7.31		$11.00	(3)
April 19, 2012	Common Stock Warrants	75,974		$4.08		$11.00	(3)
August 23, 2012	Common Stock Options	117,732		$10.33	(4)	N/A
September 4, 2012	Common Stock Options	20,000		$10.32	(4)	N/A
October 16, 2012	Common Stock Options	15,000		$10.95	(4)	N/A
December 19, 2012	Common Stock Options	69,500		$10.61	(4)	N/A
December 31, 2012	Common Stock Options	45,000		$11.28	(4)	N/A

(1)	Pursuant to the terms of the warrant, in connection with our IPO, the number of shares to be issued was calculated based upon 30% of the principal amount of the related notes issued in the financing divided by an exercise price of $9.62 per share.

(2)	The fair value of warrants in the aggregate was determined by using an income approach by first estimating the equity value of our company, then allocating the value to our various securities using the option pricing method. The option pricing method was applied in various scenarios based on the potential liquidity alternatives available to us. See Note 7 to our consolidated financial statements included elsewhere in this prospectus.

(3)	We reassessed the fair value of our common stock subsequent to the grant date of these awards.

(4)	The exercise price per share equals the closing price of our common stock underlying each stock option as reported on the Nasdaq Stock Market on the grant date.

The intrinsic value of all outstanding options as December 31, 2011, was $3.7 million based on the estimated fair value for our common stock of $5.05 per share at December 31, 2011.

The intrinsic value of the vested and unvested options outstanding at December 31, 2012, was $9.6 million and $3.5 million, respectively, based on the closing price of $11.28 per share of our common stock as reported on the Nasdaq Stock Market on December 31, 2012.

For all stock options granted after the completion of our IPO, the fair value for our underlying common stock is determined using the closing price as reported on the Nasdaq Stock Market on the date of grant. All other options granted by our board of directors on the dates noted above were intended to be exercisable at the fair value of our stock based on information known at that time. For the purposes of recording stock-based compensation expense, we reviewed the historical pattern of our common stock values, and subsequently reassessed the fair value of our stock for financial reporting purposes during the year ended December 31, 2011.

For all stock options granted prior to the completion of our IPO, the fair values of the common stock underlying our stock-based awards were estimated on each grant date by our board of directors, with input from management. The majority of our directors are not employees and have significant experience in the pharmaceutical and biotechnology industries. We believe that our board of directors has the relevant experience and expertise to determine a fair value of our common stock on each respective grant date. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•	valuations performed by unrelated third party specialists;

•	prices for our convertible preferred stock sold to outside investors in arm’s-length transactions;

•	rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;

•	actual operating and financial performance;

•	status of our collaboration with Ucyclyd;

•	hiring of key personnel and the experience of our management;

•	status of research and development efforts, including the clinical trial results for Ravicti in UCD and HE;

•	risks inherent in the development of our products and services;

•	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business;

•	market values of transactions of similar pharmaceutical and biotechnology companies;

•	illiquidity of stock-based awards involving securities in a private company;

•	industry information such as market size and growth; and

•	macroeconomic conditions.

Our board of directors considered common stock valuations performed as of February 28, 2011, April 1, 2011, October 31, 2011, December 31, 2011 and March 1, 2012, in determining or confirming the grant date fair value of common stock. Using these valuations, and the other factors described above, we made the following estimates of fair value of our common stock.

Valuation Date	Fair Value Per Share
February 28, 2011	$4.08
April 1, 2011	$3.17
October 31, 2011	$4.02
December 31, 2011	$5.05
March 1, 2012	$7.31

In valuing our common stock, for all stock options granted prior to the completion of our IPO, the board of directors determined the equity value of our company by utilizing the income approach. The income approach is based on the premise that the value of a business is the present value of a company’s future earning capacity. The application of this approach involves estimating the free cash flows for the business, calculating a terminal value, and then discounting the cash flows and terminal value back to a present value at an appropriate discount rate. We utilized a market approach for calculating the terminal value within the income approach, by applying market multiples of comparable publicly traded companies in our industry or similar lines of business.

We prepared a financial forecast for each valuation that includes consideration of future expectations and significant assumptions on sales and expenses. We believe we have a reasonable basis to estimate sales as we developed our U.S. sales estimates for the UCD indication based upon the existing number of patients on the Ravicti continued access study as well as estimates of patients on BUPHENYL. Additionally, we assumed a modest increase in patients taking Ravicti over time due to newly diagnosed patients requiring therapy as well as a portion of patients currently not taking BUPHENYL due to compliance and other issues converting to Ravicti. In developing our patient estimates we considered annual patient mortality and other factors that may offset growth. We also estimated a selling price in the U.S. for Ravicti and BUPHENYL, which we have the option to acquire, based upon orphan drug pricing. The sales estimates for the HE indication were based upon an estimated market launch date in the late years of our forecast, the estimated prevalence of the disease in the U.S. with an expected penetration rate for Ravicti, and an estimate selling price based upon the selling price of an already FDA-approved drug in this indication.

We estimated our expenses utilizing a bottoms up approach. We estimated cost of sales based upon manufacturing activities and expected costs to manufacture products. We estimated expenses for research and development for expected development and regulatory activities based upon the stage of the clinical development program. We estimated sales and marketing expenses based upon the expected expenses to be incurred for the anticipated launch dates, sales and commercial needs. We estimated general and administrative costs based upon the general corporate and infrastructure needs for the expected size of our organization.

Additionally, our financial forecast incorporated the terms of the option to acquire all of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. We anticipate exercising our option to acquire these products and have incorporated the related estimated costs and revenues into the financial forecasts used in the valuations. Our forecast assumes that Ucyclyd does not exercise its option to retain AMMONUL primarily based upon the retention price that will be required to be paid by Ucyclyd to us in order to exercise their option.

The financial forecast for each valuation was used to estimate the free cash flows of the business. These cash flows were discounted at a rate which was calculated using inputs from comparable publicly traded companies also in the business of developing and commercializing treatments which require regulatory approval. In selecting the comparable publicly traded companies in our industry or similar lines of business, we considered a variety of factors including: line of business (specifically, companies operating in the business of developing and commercializing therapies for regulatory approval); therapy type (specifically, companies which develop therapies to treat gastrointestinal, digestive, and liver conditions); size; addressable markets; and geographic location.

We captured the risk relating to the regulatory approval of Ravicti in the discount rate utilized within the income approach. Specifically, we applied an additional risk premium to the discount rate to capture risk related to our company’s size, the fact that we are in the clinical stage of development, and the risks related to raising the required capital needed to bring Ravicti to market.

After determining an equity value utilizing the income approach, we then allocated the fair value of our company to each of our classes of stock using either the Option Pricing Method, or OPM, or the Probability Weighted Expected Return Method, or PWERM. The OPM treats common stock and convertible preferred stock as call options on an enterprise value, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preferences of our preferred stock at the time of a liquidity event such as a merger, sale or initial public offering, assuming the enterprise has funds available to make a liquidation preference meaningful and collectible by the stockholders. The common stock is modeled to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the convertible preferred stock is liquidated. The OPM uses the Black-Scholes option-pricing model to price the call option. This model defines the securities’ fair values as functions of the current fair value of a company and uses assumptions such as the anticipated timing of a liquidity event and the estimated volatility of the equity securities. A discount for lack of marketability was applied to reflect the increased risk arising from the inability to readily sell the shares.

The PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. The future outcomes considered under the PWERM included non-IPO market based outcomes as well as IPO scenarios. In the non-IPO scenarios, a large portion of the equity value is allocated to the convertible preferred stock to incorporate the aggregate liquidation preferences. In the IPO scenarios, the equity value is allocated pro rata among the shares of common stock and each series of convertible preferred stock, which causes the common stock to have a higher relative value per share than under the non-IPO scenario. The fair value of the enterprise determined using the IPO and non-IPO scenarios would be weighted according to the board of directors’ estimate of the probability of each scenario.

Discussion of Specific Valuation Inputs

Over time, a combination of factors caused changes in the fair value of our common stock. The following summarizes the changes in value from January 2011 to March 2012 and the major factors that caused each change.

January 2011 through April 2011: As of January 2011, we continued to make progress with Ravicti for patients for the treatment of UCD. During the period from January to February 2011, we held discussions with investment banks regarding our prospects for an IPO. In these discussions, we gained additional understanding of the financial markets. We utilized this information when applying a PWERM allocation method using multiple sale scenarios, as well as an IPO scenario. Each of these scenarios is based on a combination of the expected timing of future financing or liquidity events and the progress achieved in our clinical studies. As a result of the developments in our business and applying the common stock valuation methodology described above, we estimated the fair value of our common stock to be $4.08 per share as of February 28, 2011. However, for purposes of computing the related stock-based compensation expense for option grants in April 2011, we reassessed the fair value of our common stock at $3.17 per share utilizing a retrospective valuation as described below.

During the period between February 2011 and April 2011 we continued to make progress with Ravicti and we raised $17.5 million in convertible notes from our existing investors, which addressed our short-term liquidity needs. Also during the period, our collaboration partner Ucyclyd disagreed with our filing approach of the NDA. Based on these factors, specifically relating to the additional funding and reassessed IPO timeline, our common stock valuation methodology was simplified into two scenarios — a remaining private company scenario and an IPO scenario. As discussed above, we utilized an income approach to value our equity for each of the scenarios.

The significant assumptions used in the income approach include our estimate of sales and expenses. Our sales estimates assume the commercial launch of Ravicti in UCD in the first half of 2013 with the majority of estimated sales expected to come from the U.S. We also assumed that we would acquire BUPHENYL and AMMONUL in the last quarter of 2012. We estimated sales for the HE indication in the U.S. to start in 2017. We utilized a discount rate of 44.1%, a terminal year revenue multiple of 3.0x, a discount for lack of marketability of 30%, a volatility rate of 70%, a two year time to liquidity, and an equal weighting for the IPO and remain private scenarios of 50%. In addition, we utilized a specific company risk rate, which is a component of the discount rate, of 27.5% applied in our calculation of our discount rate. We considered several qualitative factors in our determination of this rate, including:

•	Ravicti may not achieve FDA approval for the treatment of UCD and HE;

•	Ravicti may not prove to be efficacious for treatment of HE;

•	we have a history of operating losses;

•	we face competition from companies that have far more capital and resources and which may discover, develop, and possibly commercialize competitive products and technologies;

•	we might lose key personnel or be unable to hire key personnel to accomplish our goals; and

•	we may need to raise a substantial amount of additional funding in order to finish testing Ravicti for one or both applications and this may be difficult because of capital market conditions.

Utilizing these assumptions in conjunction with our long term financial forecast yielded an equity value of approximately $70.2 million and a fair value for the common stock of $3.17 per share.

May 2011 through October 2011: In June 2011, we filed a demand for arbitration before the American Arbitration Association for a determination of our rights and obligations and those of Ucyclyd under a collaboration agreement between the parties. In our demand for arbitration, we requested a judgment regarding the rights of the parties in connection with the development activities relating to Ravicti, including our rights relating to the submission of an NDA to the FDA for Ravicti for the treatment of UCD. In September 2011, an arbitration date was established for January 2012 to adjudicate the matter. In August 2011, the last patient completed the 12 months of follow-up in the long-term safety extension portion of our Phase II, fixed-sequence, open-label study of the safety and tolerability of Ravicti when compared to BUPHENYL in children aged 6 through 17 years with UCD. In September 2011, the last patient completed the 12 months of follow-up in the long-term safety extension portion of our pivotal Phase III, open-label study in adults of Ravicti for the long-term treatment of UCD. In October 2011, we completed the enrollment for a Phase II, randomized, double-blind, placebo-controlled study of the safety and efficacy of Ravicti for maintaining remission in subjects with HE. Also in October 2011, we raised an additional $7.5 million of convertible notes from our existing investors. We utilized an income approach to value our equity and continued to use two scenarios in our common stock valuation methodology — a remaining private company scenario at 50% probability and an IPO scenario at 50% probability. As a result of these factors, we estimated the fair value of our common stock to be $4.02 per share as of October 31, 2011. No options were granted between May 2011 and October 2011.

November 2011 through December 2011: In December 2011, the last patient completed the switch-over, open-label study of the safety, pharmacokinetics, and efficacy of Ravicti, which is followed by a long-term safety extension portion in pediatric patients with UCD under 6 years of age. In December 2011, we also submitted an NDA to the FDA for UCD. During this period, we made significant progress in negotiating a revised agreement with Ucyclyd related to Ravicti, BUPHENYL and AMMONUL. We utilized an income approach to value our equity and continued to use two scenarios in our common stock valuation methodology — a remaining private company scenario at 50% probability and an IPO scenario at 50% probability. As a result of business developments and applying our common stock valuation methodology, we estimated the fair value of our common stock to be $5.05 per share as of December 31, 2011. No options were granted during the period from November to December 2011.

January 2012 through March 2012: In January 2012, we agreed on key terms with Ucyclyd related to our interpretation of the collaboration agreement with them. In February 2012, we received notice of our NDA acceptance by the FDA for UCD. In March 2012, the last patient enrolled completed the study for a Phase II, randomized, double-blind, placebo-controlled study of the safety and efficacy of Ravicti for subjects with overt HE. Additionally, during this period, we started and completed the enrollment of the long-term treatment portion of the open-label study of the safety, pharmacokinetics, and efficacy of Ravicti in patients aged 29 days through 5 years. In March 2012, we entered into a revised collaboration agreement with Ucyclyd. During the period, we re-engaged in discussions with investment banks regarding a potential IPO. We utilized an income approach to value our equity and continued to use two scenarios in our common stock valuation methodology — a remaining private company scenario at 30% probability and an IPO scenario at 70% probability.

The significant assumptions used in the income approach include our estimate of sales and expenses. Our sales estimates assume the commercial launch of Ravicti in UCD and the exercise of our option to acquire BUPHENYL and AMMONUL in the first half of 2013 with the majority of estimated sales expected to come from the U.S. We estimated sales for the HE indication in the U.S. to start in 2018. We utilized a discount rate of 43.4%, a terminal year revenue multiple of 3.0x, a discount for lack of marketability of 15% for the IPO scenario and 30% for the remaining private scenario, a volatility rate of 70%, a 0.42 year time to liquidity for the IPO scenario and a two year time to liquidity for the remaining private scenario. Consistent with our April 1, 2011, valuation we utilized a specific company risk rate of 27.5%. These assumptions in conjunction with our long term forecast yielded an equity value of approximately $124 million and a fair value for the common stock of $7.31 per share as of March 1, 2012.

April 2012 — July 2012: In April 2012, we filed our initial Registration Statement on Form S-1 with the Securities and Exchange Commission.

In May 2012, we unblinded our HE Phase II results which demonstrated that we met the primary endpoint: the proportion of patients experiencing at least one HE event was significantly lower on Ravicti versus placebo. This Phase II data represents an important milestone because it establishes the proof of concept that Ravicti may work in this patient population. In addition, while significant challenges remain to successful development, regulatory approval and commercialization of Ravicti in HE, and we cannot be certain we will successfully develop and commercialize Ravicti in HE, this could represent a second indication in a significant patient population. We anticipate having an end of Phase II meeting with the FDA in the fourth quarter of 2012, which will assist us in the planning for a potential Phase III trial in HE.

In July 2012, our board of directors determined the price range for our IPO to be $11.00 to $13.00 per share. As is typical in IPOs, the estimated price range for this offering was not derived using a formal determination of fair value of our common stock, but was determined based in part on negotiations between us and our underwriters. Among the factors that were considered in setting the price range were: the general conditions of the securities markets; our assessment of our progress in developing our products, including clinical results from our recent HE Phase II clinical trial; a receptive public trading market for pre-commercial biotechnology companies such as Hyperion; anticipated sufficient demand for our common stock to support a $50 million offering; commercial stage orphan company revenue trading multiples; and consideration of pre-commercial biotechnology IPO valuations since 2009. Compared to our most recent valuation conducted in March 2012, the anticipated IPO price range assumed that the IPO has occurred and a public market for our common stock has been created, and therefore the price range excludes any marketability or illiquidity discount, and attributes no weighting to any other outcome of our business. Assuming an IPO only scenario and no marketability discount in our March 2012 valuation, the fair value of our common stock in March 2012, which occurred before we filed our initial Registration Statement on Form S-1 with the Securities and Exchange Commission and the unblinding of our HE Phase II results, would have been approximately $10.54 per share.

As a result of the establishment of our preliminary price range, we revised the estimate of the fair value of our common stock as of April 16, 2012, and used the low end of the IPO price range, $11.00, as our deemed fair value for the options granted at an exercise price of $7.31 per share.

Results of Operations

Comparison of the Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2012	2011			2011	2010
Research and development	$17,046	$17,236	$(190)	(1)%	$17,236	$23,111	$(5,875)	(25)%
General and administrative	7,530	8,162	(632)	(8)	8,162	2,693	5,469	203
Selling and marketing	3,957	761	3,196	420	761	797	(36)	(5)
Interest income	12	28	(16)	(57)	28	43	(15)	(35)
Interest expense	3,703	2,554	1,149	45	2,554	1	2,553	NM
Other income (expense), net	(39)	(731)	692	(95)	(731)	1,106	(1,837)	NM

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 1%, to $17.1 million for the year ended December 31, 2012, from $17.2 million for the year ended December 31, 2011. This decrease in research and development expenses in 2012 as compared to 2011 was primarily due to decreases of $6.0 million in clinical development costs and $0.5 million in consulting fees due to lower costs in our HE Phase II trial as patient enrollment was largely completed in the fourth quarter of 2011, and as a result of completing the long term safety extension trial in adults with UCD in 2011. The decrease in research and development expenses was also due to a decrease of $1.3 million in clinical regulatory related expenses as the New Drug Application (“NDA”) filing for Ravicti in UCD occurred in December 2011. These decreases were partially offset by an increase of $1.3 million in manufacturing related expenses, an increase in compensation expense of $0.6 million and the $5.7 million incurred for the purchase of Ravicti.

Research and development expenses decreased by $5.9 million, or 25%, to $17.2 million for the year ended December 31, 2011, from $23.1 million for the year ended December 31, 2010. The decrease in research and development expenses in 2011 as compared to 2010 was primarily due to:

•

lower clinical development expenses, which decreased by $4.9 million primarily as a result of partial year (approximately nine months) of expenses incurred related to our pivotal Phase III trial in UCD compared to a full year of expenses incurred in 2010. Additionally, we initiated and completed a heart rhythm safety trial in Ravicti for UCD in 2010 with no corresponding trial in 2011;

•	lower manufacturing expenses of $1.3 million primarily as a result of manufacturing of Ravicti for our clinical trials that occurred in 2010 without similar expenses in 2011;

•	lower professional, consulting expenses and travel related expenses, which decreased by $0.4 million as a result of the completion of our pivotal Phase III trial in UCD in 2011;

•	lower preclinical related expenses of $0.6 million as a result of fewer ongoing preclinical studies in 2011 as compared to 2010.

The decrease was partially offset by:

•

higher clinical regulatory related expenses, which increased by $1.1 million in 2011 as a result of the higher expenses associated with the filing and submission of the NDA for Ravicti in UCD patients aged 6 years and above; and

•	the receipt of a United States therapeutic discovery project grant of $0.2 million, which decreased 2010 research and development expenses. There was no similar grant in 2011.

For the period from inception to December 31, 2012, research and development expenses amounted to $87.3 million. Research and development expenses comprise primarily clinical and pre-clinical development costs of $46.0 million, payroll related costs of $15.1 million, professional and consulting costs of $8.0 million, the expenses incurred for the purchase of Ravicti of $5.7 million, regulatory related costs of $3.8 million and amortization of development and promotion rights acquisition cost of $3.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 8%, to $7.5 million for the year ended December 31, 2012, from $8.2 million for the year ended December 31, 2011. This decrease was primarily due to decrease of $3.1 million in professional and legal fees related to our arbitration with Ucyclyd that occurred in 2011 and legal and professional fees incurred in preparation for a potential financing. This decrease was partially offset by increases of $0.7 million in compensation expense, $1.2 million in professional and consulting costs and $0.5 million in insurance and office and travel related expenses.

General and administrative expenses increased by $5.5 million, or 203%, to $8.2 million for the year ended December 31, 2011 from $2.7 million for the year ended December 31, 2010. The increase in 2011 was primarily due to an increase in professional and consulting costs in preparation for a potential financing and also due to legal fees incurred in relation to our arbitration with Ucyclyd.

For the period from inception to December 31, 2012, general and administrative expenses amounted to $26.7 million. General and administrative expenses comprise primarily payroll related expenses of $9.3 million, professional and consulting costs of $14.2 million and office and rent related costs of $2.8 million.

Selling and Marketing Expenses

Selling and marketing expenses increased by $3.2 million, or 420%, to $4.0 million for the year ended December 31, 2012, from $0.8 million for the year ended December 31, 2011. This increase was primarily due to increases of $1.1 million in compensation and recruiting expenses as a result of hiring additional employees, $1.1 million in marketing related costs and $0.9 million in consulting fees in preparation for the commercialization of Ravicti in UCD.

Selling and marketing expenses did not significantly change from 2010 to 2011.

For the period from inception to December 31, 2012, selling and marketing expenses amounted to $11.1 million. Selling and marketing expenses comprise primarily payroll related expenses of $5.2 million, professional and consulting costs of $2.0 million, marketing related costs of $2.7 million and travel related costs of $0.5 million.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The changes in interest income were not significant for the years ended December 31, 2012, 2011 and 2010.

For the period from inception to December 31, 2012, interest income amounted to $0.5 million, which consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expenses increased by $1.1 million, or 45%, to $3.7 million for the year ended December 31, 2012, from $2.6 million for the year ended December 31, 2011. The increase in interest expense was the result of a $2.3 million of interest expense and $1.4 million amortization of our debt discount, incurred in relation to our convertible notes and loan agreement entered into in 2012 and 2011.

Interest expense increased to approximately $2.6 million for the year ended December 31, 2011, from $1,000 for the year ended December 31, 2010. This increase in interest expense was the result of a $1.0 million interest expense incurred relating to our convertible notes and a $1.6 million amortization of our debt discount.

For the period from inception to December 31, 2012, interest expense amounted to $8.9 million primarily related to our interest expense on our convertible notes payable and our loan and security agreements.

Other Income (Expense), net

Other income (expenses), net, decreased by $0.7 million, or 95%, to approximately $39,000 for the year ended December 31, 2012, from $0.7 million for the year ended December 31, 2011. In 2012 and 2011, other income (expense), net, primarily relates to the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes. During the year ended December 31, 2012, we recorded a change in fair value of approximately $43,000 of expense related to the common stock warrants and the preferred stock warrants and call option liability. During the year ended December 31, 2011, we recorded a change in fair value of $0.7 million of expense to reflect the change in fair value of common and preferred stock warrants and call option liability.

Other income (expense), net, decreased by $1.8 million to $0.7 million of expense for the year ended December 31, 2011, from $1.1 million of income for the year ended December 31, 2010. In 2011, the component of other income (expense), net primarily relates to the change in fair values related to common stock warrants and preferred stock warrants and call option liability associated with our convertible notes. During the year-ended December 31, 2011, we recorded $0.9 million and $0.2 million in other expense to reflect the change in fair value of the common stock warrants and the preferred stock warrants, respectively. Also during the year ended December 31, 2011, we recorded $0.4 million in other income to reflect the change in the fair value of the call options related to our convertible notes. The call options are more fully described in Note 6 to our audited consolidated financial statements included elsewhere in this report. In 2010, other income (expense), net, relates to the re-measurement of the preferred stock liability in April 2010 upon the issuance of the second tranche of the Series C-2 preferred stock.

For the period from inception to December 31, 2012, other income amounted to $1.2 million, consisting primarily of the change in fair value of our preferred stock liability associated with our Series C-2 convertible preferred stock, and the change in fair values of our common stock warrants and preferred stock warrants and call option liability associated with our convertible notes.

Liquidity and Capital Resources

Since our inception in November 2006, we have funded our operations primarily through proceeds from the sale of convertible preferred stock, bank debt, the issuance of convertible debt and the sale of common stock in our IPO. We have not generated any revenue from the sale of products in the last four years. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2012 and December 31, 2011, our principal sources of liquidity were our cash and cash equivalents, which totaled $49.9 million and $7.0 million, respectively.

From inception through December 31, 2012, we have received net cash proceeds of $66.1 million from the sale of convertible preferred stock, $15.3 million from the issuance of convertible notes that subsequently converted into shares of convertible preferred stock in July 2012 in connection with the closing of our IPO, $32.5 million from the issuance of convertible notes that subsequently converted into shares of common stock in July 2012 in connection with the closing of our IPO and $51.3 million in net proceeds from the sale of common stock in our IPO.

In April 2011, we entered into a bridge loan financing in which we issued $17.5 million in aggregate principal amount of convertible promissory notes in April 2011 (the “April 2011 Notes”) and $8,285 in aggregate principal amount of convertible promissory notes in May 2011 (the “May 2011 Notes”). The April 2011 Notes and May 2011 Notes bear interest at 6% per annum. On July 31, 2012, immediately prior to the closing of our IPO, the principal and accrued interest under these notes converted into 1,888,054 shares of common stock. For additional information, see Note 6 to our audited consolidated financial statements appearing elsewhere in this report.

In October 2011, we entered into a bridge loan financing, in which we issued $7.5 million in aggregate principal amount of convertible promissory notes in October 2011 (the “October 2011 Notes”), $3,551 in aggregate principal amount of convertible promissory notes in November 2011 (the “November 2011 Notes”), and $7.5 million in aggregate principal amount of convertible promissory notes in February 2012 (the “February 2012 Notes”). The October 2011 Notes, the November 2011 Notes and the February 2012 Notes bear interest at 6% per annum. On July 31, 2012, immediately prior to the closing of our IPO, the principal and accrued interest under these notes converted into 1,556,816 shares of common stock. For additional information, see Note 6 to our audited consolidated financial statements appearing elsewhere in this report.

In April 2012, we borrowed $10.0 million pursuant to a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B (the “Lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the loan agreement, we granted a security interest in all of our assets, except intellectual property. Our obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on our assets including our intellectual property, mergers and acquisitions and distributions to stockholders. The loan and security agreement also requires us to provide the Lenders monthly financials and compliance certificates within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. We issued warrants to the Lenders to purchase a total of 75,974 shares of common stock at an exercise price of $4.08 per share. The loan and security agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the loan and security agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the loan agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

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

In September 2012, we borrowed an additional $2.5 million from Silicon Valley Bank pursuant to the loan and security agreement. We issued an additional warrant to Silicon Valley Bank to purchase a total of 8,408 shares of common stock at an exercise price of $5.05 per share. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the bank term loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the loan and security agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of nine months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we successfully commercialize Ravicti, or purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL. We believe that our existing cash and cash equivalents as of December 31, 2012, and our future expected product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net cash (used in) provided by:
Operating activities	$(28,531)	$(24,531)	$(25,889)
Investing activities	2	(12)	(40)
Financing activities	71,364	24,982	22,435
Net increase (decrease) in cash and cash equivalents	$42,835	$439	$(3,494)

The primary use of cash in operating activities for the twelve months ended December 31, 2012, 2011 and 2010 was to fund our operations related to the development of Ravicti in UCD and HE. Cash used in operating activities of $28.5 million for the twelve months ended December 31, 2012, primarily related to our net loss of $32.3 million, adjusted for non-cash items such as $1.3 million of amortization of debt discount, $0.8 million of re-measurement of warrants liability, $0.7 million re-measurement of call option liability and $1.0 million of stock-based compensation expense. For the twelve months ended December 31, 2012, cash used in operating activities included the $5.7 million incurred for the purchase of Ravicti. Cash used in operating activities of $24.5 million for the twelve months ended December 31, 2011, primarily related to our net loss of $29.4 million, adjusted for $1.5 million of amortization of debt discount, $1.1 million of re measurement of warrants liability and $2.2 million of net cash inflow related to changes in operating assets and liabilities. Cash used in operating activities for the twelve months ended December 31, 2010, primarily relates to our net loss of $25.5 million.

For the year ended December 31, 2012, net cash provided by investing activities consisted of a decrease in restricted cash of $0.3 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million and property and equipment purchases of $45,000. Net cash used in investing activities amounted to approximately $12,000 and $40,000 for the years ended December 31, 2011 and 2010, respectively, consisted mainly of property and equipment purchases.

Net cash provided by financing activities amounted to $71.4 million, $25.0 million and $22.4 million for the years ended December 31, 2012, 2011, 2010, respectively. Net cash provided by financing activities for year ended December 31, 2012, related primarily to the proceeds from our IPO of $51.3 million (net of underwriting discounts and commissions and offering costs), proceeds from the issuance of the February 2012 Notes in the amount of $7.5 million and net proceeds from the issuance of our April 2012 Notes and September 2012 Notes totaling $12.4 million. Net cash provided by financing activities for the twelve months ended December 31, 2011, consisted of net proceeds from the issuance of the April 2011 Notes and October 2011 Notes in the amount of $25.0 million. The net cash provided by financing activities in 2010 consisted primarily of net proceeds from the issuance of convertible preferred stock in the amount of $22.4 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal obligations on the loan and security agreement(1)	$12,500	$4,348	$8,152	$—	$—
Interest obligations on the loan and security agreement(1)	2,342	966	1,376	—	—
Operating leases(2)	384	354	30	—	—

Total(3)	$15,226	$5,668	$9,558	$—	$—

(1)	In April 2012, we borrowed $10.0 million pursuant to a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B. The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In September 2012, we borrowed an additional $2.5 million from Silicon Valley Bank pursuant to the terms of the loan and security agreement discussed above. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

(2)	Operating lease obligations consist primarily of lease payments for our South San Francisco facility.

(3)	This table does not include (a) any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known, and (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

Restated Collaboration Agreement with Ucyclyd

On March 22, 2012, we entered into a purchase agreement with Ucyclyd under which we purchased the worldwide rights to Ravicti and into the restated collaboration agreement under which Ucyclyd granted us an option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23, 2007, as amended.

Under the purchase agreement with Ucyclyd, we purchased all of the worldwide rights to Ravicti for an initial upfront payment of $6.0 million. We will also pay tiered mid to high single digit royalties on global net sales of Ravicti and may owe regulatory milestones of up to $15.8 million related to approval of Ravicti in HE, regulatory milestones of up to $7.3 million per indication for approval of Ravicti in indications other than UCD or HE, and net sales milestones of up to $38.8 million if Ravicti is approved for use in indications other than UCD (such as HE) and all annual sales targets are reached. In addition, the intellectual property license agreement executed between Ucyclyd and Brusilow Enterprises, LLC (“Brusilow”), and the research agreement executed between Ucyclyd and Dr. Marshall L. Summar (“Summar”), were assigned to us, and we have assumed the royalty obligation under the Brusilow agreement for sales of Ravicti in any indication, and the royalty obligations under the Summar agreement on sales of Ravicti to treat HE. We will also pay Brusilow an annual license extension fee to keep the Brusilow license in effect. The extension fee is payable until our first commercial sale of Ravicti following FDA approval.

The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

Under the terms of the restated collaboration agreement, we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain AMMONUL. We will be permitted to exercise this option until May 2, 2013. The upfront purchase price for AMMONUL and BUPHENYL is $22.0 million, which we may fund by drawing on a loan commitment from Ucyclyd. The loan commitment would be payable in eight quarterly payments and would bear interest at a rate of 9% per annum, and would be secured by the BUPHENYL and AMMONUL assets. Because the Ravicti NDA for UCD was not approved until February 1, 2013, Ucyclyd was obligated to make a payment to us in the amount of approximately $0.5 million under the restated collaboration agreement.

If we exercise our option to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL, then Ucyclyd has the time-limited right to elect to retain all rights to AMMONUL for a purchase price of $32.0 million. If Ucyclyd exercises this option, Ucyclyd will pay us a net payment of $13.0 million on closing of the purchase transaction, which reflects the purchase price for BUPHENYL being set-off against Ucyclyd’s retention payment for AMMONUL. If Ucyclyd retains rights to AMMONUL, subject to certain terms and conditions, we retain a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

Future Funding Requirements

We will likely need to obtain additional financing to fund our future operations, including the development, approval and commercialization of Ravicti as well as the development of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Ravicti for the treatment of UCD, and Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of Ravicti and, if purchased from Ucyclyd, BUPHENYL and AMMONUL;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

We have not generated any revenue from the sale of any products in the last three years. We do not know when, or if, we will generate any revenue. We do not expect to generate any revenue unless or until we commercialize Ravicti, or if we purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL (if not retained by Ucyclyd). We expect our continuing operating losses to result in increases in cash used in operations over the next several years.

We may raise additional funds within this period of time through collaborations and public or private debt or equity financings.

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

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for Ravicti, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Ravicti and, if purchased from Ucyclyd, BUPHENYL and AMMONUL. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash and cash equivalents as of December 31, 2012, totaled $49.9 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

As of December 31, 2012, we had debt obligations outstanding relating to our outstanding obligations under a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B totaling $12.5 million in principal payments and a final payment equal to 6.5% of the principal loan amount totaling $0.8 million. Our obligations under the loan and security agreement carry an interest rate that is fixed and is not subject to fluctuations. However, to the extent in the future we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates, which could have a material impact on our future financial condition and results of operations.

We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in internal control over financial reporting.

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers,” “Information about the Board of Directors and Corporate Governance,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors — Nominating and Corporate Governance Committee,” “Committees of the Board of Directors — Audit Committee” and “Report of the Audit Committee of the Board of Directors” in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive and Director Compensation” and “Committees of the Board of Directors — Compensation Committee” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Board of Directors Independence” and “Transactions With Related Persons” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the consolidated financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 22nd day of February 2013.

Hyperion Therapeutics, Inc.

By:	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer, President and Director

By:	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Donald J. Santel and Jeffrey S. Farrow, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald J. Santel Donald J. Santel	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2013

/s/ Jeffrey S. Farrow Jeffrey S. Farrow	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ James I. Healy James I. Healy, M.D., Ph.D.	Chairman of the Board	February 22, 2013

/s/ Gaurav Aggarwal Gaurav Aggarwal, M.D.	Director	February 22, 2013

/s/ David W. Gryska David W. Gryska	Director	February 22, 2013

/s/ Bo Jesper Hansen Bo Jesper Hansen, M.D., Ph.D.	Director	February 22, 2013

Signature	Title	Date

/s/ Robert Hopfner Robert Hopfner	Director	February 22, 2013

/s/ Jake R. Nunn Jake R. Nunn	Director	February 22, 2013

/s/ Bijan Salehizadeh Bijan Salehizadeh, M.D.	Director	February 22, 2013

/s/ Daniel G. Welch Daniel G. Welch	Director	February 22, 2013

/s/ Lota S. Zoth Lota S. Zoth	Director	February 22, 2013

Hyperion Therapeutics, Inc.

(A development stage company)

Years Ended December 31, 2012, 2011 and 2010, and

for the Cumulative Period from November 1, 2006 (Date of Inception) to December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hyperion Therapeutics, Inc.

(A development stage company)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hyperion Therapeutics, Inc. and its subsidiary (a development stage company) (the “Company”) at December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and, cumulatively, for the period from November 1, 2006 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 22, 2013

Hyperion Therapeutics, Inc.

(A development stage company)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$49,853	$7,018
Prepaid expenses and other current assets	1,155	741
Restricted cash	—	305

Total current assets	51,008	8,064

Property and equipment, net	49	19
Restricted cash	—	25
Other non-current assets	147	34

Total assets	$51,204	$8,142

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,177	$1,887
Accrued liabilities	2,540	3,310
Call option liability	—	737
Convertible notes payable	—	23,412
Notes payable, current portion	4,348	—

Total current liabilities	9,065	29,346
Warrants liability	—	2,574
Notes payable, net of current portion	7,750	—

Total liabilities	16,815	31,920

Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.0001 — zero and 66,000,000 shares authorized at December 31, 2012 and 2011, respectively; zero and 6,575,637 shares issued and outstanding at December 31, 2012 and 2011, respectively (Aggregate liquidation preference of $63,272 at December 31, 2011)	—	58,326

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 — 10,000,000 shares authorized at December 31, 2012; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 and 80,000,000 shares authorized at December 31, 2012 and 2011, respectively; 16,646,269 and 469,319 shares issued and outstanding at December 31, 2012 and 2011, respectively	2	—
Additional paid-in capital	173,384	24,630
Deficit accumulated during the development stage	(138,997)	(106,734)

Total stockholders’ equity (deficit)	34,389	(82,104)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$51,204	$8,142

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,			Cumulative Period From November 1, 2006 (Date of Inception) to December 31, 2012
	2012	2011	2010
Revenue	$—	$—	$—	$286
Cost of revenue	—	—	—	10

Gross profit	—	—	—	276

Operating expenses
Research and development	17,046	17,236	23,111	87,281
General and administrative	7,530	8,162	2,693	26,657
Selling and marketing	3,957	761	797	11,033
Impairment of development and promotion rights acquisition cost	—	—	—	7,059

Total operating expenses	28,533	26,159	26,601	132,030

Loss from operations	(28,533)	(26,159)	(26,601)	(131,754)
Interest income	12	28	43	454
Interest expense	(3,703)	(2,554)	(1)	(8,945)
Other income (expense), net	(39)	(731)	1,106	1,248

Net loss	(32,263)	(29,416)	(25,453)	(138,997)
Accretion of Series B preferred stock to redemption value	—	—	—	(114)

Net loss attributable to common stockholders	$(32,263)	$(29,416)	$(25,453)	$(139,111)

Net loss per share attributable to common stockholders:
Basic and diluted	$(4.45)	$(62.68)	$(61.70)

Weighted average number of shares used to compute net loss per share of common stock:
Basic and diluted	7,256,537	469,319	412,532

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period From November 1, 2006 (Date of Inception) to December 31, 2012

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of November 1, 2006 (Date of Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock in December 2006 at $10.96 per share	—	—	22	—	—	—	—
Issuance of restricted common stock in December 2006 at $10.96 per share	—	—	433	—	5	—	5
Issuance of Series A convertible preferred stock in December 2006 at $6.09 per share, net of issuance costs of $63	328,405	1,936	—	—	—	—	—
Net loss	—	—	—	—	—	(128)	(128)

Balances as of December 31, 2006	328,405	1,936	455	—	5	(128)	(123)
Issuance of Series B redeemable convertible preferred stock in August 2007 at $10.66 per share for cash and conversion of notes at $8.53 per share, net of issuance costs of $117	1,883,671	19,884	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	7	—	—	(7)	—	(7)
Repurchase of common stock at $10.96 per share	—	—	(22)	—	—	—	—
Exercise of stock options at $109.32 per share	—	—	150	—	16	—	16
Stock-based compensation expense	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(9,038)	(9,038)

Balances as of December 31, 2007	2,212,076	21,827	583	—	18	(9,166)	(9,148)
Accretion to redemption value of redeemable convertible preferred stock	—	29	—	—	(29)	—	(29)
Issuance of common stock warrant in connection with services	—	—	—	—	5	—	5
Repurchase of common stock at $109.32 per share	—	—	(51)	—	(6)	—	(6)
Exercise of stock options at $109.32 and $327.95 per share	—	—	69	—	16	—	16
Stock-based compensation expense	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	(29,099)	(29,099)

Balances as of December 31, 2008	2,212,076	$21,856	601	$—	$141	$(38,265)	$(38,124)

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period From November 1, 2006 (Date of Inception) to December 31, 2012

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2008	2,212,076	$21,856	601	$—	$141	$(38,265)	$(38,124)
Accretion to redemption value of Series B redeemable convertible preferred stock	—	78	—	—	(78)	—	(78)
Recapitalization (Note 9)	(2,212,076)	(21,934)	12,313	—	21,934	—	21,934
Issuance of Series C-1 convertible preferred stock in June 2009 in connection with conversion of notes payable and accrued interest at $8.10 per share	1,912,598	15,501	—	—	—	—	—
Issuance of Series C-2 convertible preferred stock in June 2009 at $9.62 per share for cash, net of issuance costs of $305 and net of preferred stock liability of $1,369 (Note 9)	2,331,923	20,764	—	—	—	—	—
Issuance of common stock in June 2009 at $1.28 per share in connection with the collaboration agreement (Note 3)	—	—	274,262	—	351	—	351
Exercise of stock options at $1.28 per share	—	—	33,152	—	42	—	42
Stock-based compensation expense	—	—	—	—	313	—	313
Net loss	—	—	—	—	—	(13,600)	(13,600)

Balances as of December 31, 2009	4,244,521	36,265	320,328	—	22,703	(51,865)	(29,162)
Issuance of Series C-2 convertible preferred stock in April 2010 at $9.62 per share for cash, net of issuance costs of $8 and value of preferred stock liability of $361 (Note 9)	2,331,116	22,061	—	—	—	—	—
Issuance of common stock in April 2010 at $1.83 per share in connection with the collaboration agreement (Note 3)	—	—	116,596	—	213	—	213
Exercise of stock options at $1.28 per share	—	—	32,395	—	41	—	41
Stock-based compensation expense	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(25,453)	(25,453)

Balances as of December 31, 2010	6,575,637	58,326	469,319	—	23,142	(77,318)	(54,176)
Stock-based compensation expense	—	—	—	—	345	—	345
Gain on extinguishment of debt (Note 6)	—	—	—	—	1,143	—	1,143
Net loss	—	—	—	—	—	(29,416)	(29,416)

Balances as of December 31, 2011	6,575,637	58,326	469,319	—	24,630	(106,734)	(82,104)
Conversion of Series C-1 and C-2 convertible preferred stock to common stock (Notes 1 and 9)	(6,575,637)	(58,326)	6,575,637	1	58,325	—	58,326
Conversion of convertible notes payable and accrued interest to common stock (Notes 1 and 6)	—	—	3,444,870	—	33,322	—	33,322
Issuance of common stock upon automatic net exercise of warrants (Notes 1 and 10)	—	—	340,361	—	3,901	—	3,901
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions of $4,025 and offering costs of $2,163 ( Notes 1 and 10)	—	—	5,750,000	1	51,311	—	51,312
Issuance of common stock warrants in connection with notes payable (Note 7)	—	—	—	—	755	—	755
Exercise of stock options at $1.28—$4.08 per share	—	—	66,082	—	147	—	147
Stock-based compensation expense	—	—	—	—	993	—	993
Net loss	—	—	—	—	—	(32,263)	(32,263)

Balances as of December 31, 2012	—	$—	16,646,269	$2	$173,384	$(138,997)	$34,389

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,			Cumulative Period From November 1, 2006 (Date of Inception) to December 31,
	2012	2011	2010	2012
Cash flows from operating activities
Net loss	$(32,263)	$(29,416)	$(25,453)	$(138,997)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15	69	96	506
Amortization of debt discount	1,277	1,549	—	2,826
Conversion of accrued interest to convertible preferred stock	—	—	—	514
Re-measurement of warrants liability	780	1,072	—	1,448
Re-measurement of call option liability and preferred stock liability	(737)	(351)	(1,105)	(2,818)
Stock-based compensation expense	993	345	185	1,977
Issuance of common stock in connection with collaboration agreement	—	—	213	564
Acquisition of development and promotion rights	—	—	—	(10,000)
Amortization of debt issuance costs	104	13	—	521
Amortization of development and promotion rights acquisition cost	—	—	—	2,941
Impairment of development and promotion rights acquisition cost	—	—	—	7,059
Other	—	—	—	4
Changes in assets and liabilities
Prepaid expenses and other current assets	(135)	(510)	365	(889)
Other non-current assets	(114)	123	(132)	(147)
Accounts payable	290	1,203	(761)	2,177
Accrued liabilities and other non-current liabilities	1,259	1,372	703	5,183

Net cash used in operating activities	(28,531)	(24,531)	(25,889)	(127,131)

Cash flows from investing activities
Acquisition of property and equipment	(45)	(8)	(15)	(363)
Option to purchase BUPHENYL and AMMONUL (Note 3)	(283)	—	—	(283)
Change in restricted cash	330	(4)	(25)	—

Net cash provided by (used in) investing activities	2	(12)	(40)	(646)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	53,475	—	—	53,475
Proceeds from issuance of common stock, net of repurchases	147	—	41	262
Proceeds from issuance of convertible preferred stock, net	—	—	22,423	66,074
Proceeds from issuance of convertible notes payable	7,504	24,982	—	47,774
Proceeds from issuance of notes payable, net of issuance costs	12,401	—	—	22,401
Payments of offering costs	(2,163)	—	—	(2,163)
Principal payments under notes payable	—	—	—	(10,000)
Principal payments under capital lease obligations	—	—	(29)	(193)

Net cash provided by financing activities	71,364	24,982	22,435	177,630

Net increase (decrease) in cash and cash equivalents	42,835	439	(3,494)	49,853
Cash and cash equivalents, beginning of period	7,018	6,579	10,073	—

Cash and cash equivalents, end of period	$49,853	$7,018	$6,579	$49,853

Supplemental cash flow information
Cash paid for interest	$593	$—	$1	$2,381
Supplemental disclosure of noncash investing and financing activities
Warrants issued in connection with notes payable	1,302	1,502	—	3,210
Issuance of call option related to convertible notes payable	—	1,707	—	1,707
Gain on extinguishment of debt	—	1,143	—	1,143
Conversion of promissory notes to Series B redeemable convertible preferred stock	—	—	—	301
Accretion to redemption value of Series B redeemable convertible preferred stock	—	—	—	114
Purchase of property and equipment under capital leases	—	—	—	193
Conversion of notes payable and accrued interest to Series C-1 convertible preferred stock	—	—	—	15,501
Conversion of Series A and Series B redeemable convertible preferred stock to common stock	—	—	—	21,934
Preferred stock liability related to the second tranche of Series C-2 preferred stock	—	—	361	361
Issuance of common stock upon automatic net exercise of warrants	3,901	—	—	3,901
Conversion of convertible notes payable and accrued interest to common stock	33,322	—	—	33,322
Conversion of Series C-1 and C-2 preferred stock to common stock	58,326	—	—	58,326

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

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

The Company is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. The Company is developing Ravicti™ (glycerol phenylbutyrate) to treat the most prevalent urea cycle disorders (“UCD”) and hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product, Ravicti, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On February 1, 2013, the U.S. food and drug administration, or FDA, granted approval of Ravicti for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone.

Hyperion Therapeutics Limited was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales and is wholly owned by the Company. There has been no activity in Hyperion Therapeutics Limited for the last four fiscal years.

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

Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the year ended and December 31, 2012 and December 31, 2011, the Company incurred a net loss of $32.3 million and $29.4 million, respectively, and used $28.5 million and $24.5 million of cash in operations, respectively. At December 31, 2012 and 2011 the Company had a deficit accumulated during the development stage of $139.0 million and $106.7 million, respectively, and working capital of $41.9 million and a

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

working capital deficit of $21.3 million, respectively. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of Ravicti for the treatment of patients with episodic HE. In addition, the Company expects to incur sales and marketing expenses for Ravicti. Management’s plans with respect to these matters include utilization of a substantial portion of the Company’s capital resources and efforts in completing the development of Ravicti in UCD and HE, expanding the Company’s organization, and preparing for potential commercialization of Ravicti.

2.	Summary of Significant Accounting Policies

Basis of Presentation and the Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and Hyperion Therapeutics Limited. All intercompany balances and transactions, if any, have been eliminated for purposes of consolidation.

Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business. The Company’s only revenue since its inception was from Ucyclyd Pharma, Inc. (“Ucyclyd”), which is located in the United States. All long-lived assets are maintained in the United States.

2012 Reverse Stock Split

The Company effected a 1-for-6.09 reverse stock split of its common stock and preferred stock on July 12, 2012. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively to reflect this reverse stock split.

2009 Recapitalization

In June 2009, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock. As a result, the Company’s common stock, stock options and common stock warrants were adjusted at a ratio of 2-for-359, effective June 29, 2009. All share and per share data referenced throughout the consolidated financial statements were retroactively adjusted to reflect this reverse stock split (Note 9).

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Restricted Cash

There were no restricted cash balances as of December 31, 2012. Restricted cash as of December 31, 2011 consisted of a certificate of deposit of $0.3 million in connection with the office facility operating lease, included in the current assets on the consolidated balance sheets and a certificate of deposit of $25,000 related to a security deposit, reflected in non-current assets within the consolidated balance sheets.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of Ravicti in HE, uncertainty of the ability to complete the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL under the amended and restated collaboration agreement with Ucyclyd (the “restated collaboration agreement”) (Note 3), uncertainty of market acceptance of any Company products, competition from branded and generic products and larger companies, securing and protecting of proprietary and marketing exclusivity rights, and dependence on key individuals and sole source suppliers.

Products developed by the Company require approvals from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that any future product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a materially adverse impact on the Company’s business and its consolidated financial statements.

Concentration of Credit Risk

The Company’s cash and cash equivalents are maintained with financial institutions located in the United States. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not recognized any losses from credit risks during the periods presented and management does not believe that the Company is exposed to significant credit risk from its cash or cash equivalents.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, restricted cash, the option to purchase BUPHENYL and AMMONUL, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the preferred stock liability, the common stock warrants liability,

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

the preferred stock warrants liability and the call option liability represents their estimated fair values. See Note 4, Fair Value Measurements, regarding the fair value of the Company’s notes payable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All property and equipment is depreciated on a straight-line basis over the following estimated useful lives:

Computer and office equipment	3 – 5 years
Software	3 years

Leasehold improvements are amortized over the lesser of their useful life or the term of the applicable lease. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews its property, equipment and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value determined using projected discounted future net cash flows arising from the assets.

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The Company accrues expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies the estimates of accrued expenses accordingly. To date, the Company has had no significant adjustments to accrued preclinical and clinical trial expenses.

Warrants Liability

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on the consolidated balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statements of operations.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

The Company estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

The Company accounts for its warrants for shares of convertible preferred stock issued with the convertible notes in 2011 that are contingently redeemable as liabilities. The Company continued to adjust the liability for changes in fair value of these warrants until the earlier of: (i) exercise of warrants; (ii) expiration of warrants; (iii) a change of control of the Company; or (iv) the consummation of the Company’s initial public offering.

The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ deficit section of the balance sheet. The Company determined that its warrants for shares of common stock issued with April 2012 Notes were eligible for equity classification and were classified as additional paid-in-capital. The Company determined that its warrants for shares of common stock issued with convertible notes in 2011 were ineligible for equity classification and continued to adjust the liability for changes in fair value until the earlier of the: (i) exercise of warrants; (ii) expiration of warrants; (iii) a change of control of the Company; (iv) occurrence of a qualified or non-qualified financing as defined in the agreement; (v) maturity of convertible notes; or (vi) the consummation of the Company’s initial public offering.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company’s only source of revenue to date has been commissions for promotion services that were generated through the collaboration agreement with Ucyclyd related to the sales of BUPHENYL and AMMONUL for UCD. These promotion services were terminated effective June 2008 (Note 3). The Company considered the guidance in ASC 605-50, Revenue Recognition, Customer Payments and Incentives, to determine the appropriate classification of the promotion commission.

Cost of Revenue

Cost of revenue was related to royalty payments to a third party in connection with the commissions received from Ucyclyd related to sales of BUPHENYL and AMMONUL under the prior collaboration agreement with Ucyclyd (the “collaboration agreement”) (Note 3).

Research and Development Expenses

Costs related to research and development of products are charged to expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, clinical trial supplies, fees for clinical trial services, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of ASC 718, Compensation — Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company calculates the fair value of stock options using the Black-Scholes method and expenses using the straight-line attribution approach.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Comprehensive Loss

For all periods presented the comprehensive loss was equal to the net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

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

In August 2007, the Company executed the collaboration agreement with Ucyclyd. Under the terms of the collaboration agreement, the Company obtained: (1) the research and development rights to Ravicti for UCD, HE and other indications (the “Development Products”), (2) the right to promote BUPHENYL and AMMONUL in the United States, and (3) certain future rights to purchase the worldwide rights to develop and commercialize BUPHENYL, AMMONUL and Ravicti (the “Purchase Transaction”).

Under the collaboration agreement, the Company is responsible for the continued clinical development of Development Products and to establish a sales force to promote the approved drugs BUPHENYL and AMMONUL for UCD in the United States. Upon approval of Ravicti for UCD, the Company is obligated to acquire the worldwide commercialization rights of Ravicti, BUPHENYL and AMMONUL. In the event this approval is received, the purchase price for these worldwide commercialization rights would be $25.0 million. Upon a determination that no scientific or medical basis exists to file an NDA for Ravicti for either UCD or HE, the Company has the right, but not the obligation, to acquire the worldwide commercialization rights of Ravicti, BUPHENYL and AMMONUL. Upon such a determination, the purchase price for these worldwide commercialization rights would be based on net sales of BUPHENYL and AMMONUL. In addition to customary termination rights for uncured breaches, Ucyclyd has the right to terminate the amended collaboration agreement for certain events such as if the Company fails to obtain FDA acceptance of the filing of the NDA for Ravicti for treatment of UCD by 54 months from October 2007, unless the failure to obtain acceptance of the filing of the NDA is excused due to a determination that there is no longer a reasonable scientific or medical basis, subject to the rights of Ucyclyd and Brusilow Enterprises, LLC, a licensor, to contest the Company’s determination that no such basis exists. Ucyclyd also has the right to terminate the collaboration agreement if, after the Company’s purchase rights or obligations arise as set forth above, the Company does not consummate the purchase within the required time period. In addition, the Company’s ability to consummate the purchase transaction will require the Company to obtain clearance from the Federal Trade Commission (“FTC”) or Department of Justice pursuant

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If the FTC or the Antitrust Division of the Department of Justice were to challenge the transaction and the Company were unable to resolve the challenge through a consent decree, either party could terminate the collaboration agreement. Finally, prior to the closing of the purchase, Ucyclyd can terminate the collaboration agreement in the event the Company or its investors fail to provide written assurance to Ucyclyd upon their request that the Company have, or will have within 30 days, sufficient cash reserves or immediately available lines of credit to meet six months of operating expenses.

Prior to November 2008, when the Company entered into the first amendment (the “first amendment”) to the collaboration agreement, Ucyclyd paid a quarterly commission to the Company for promotion services in the U.S. for BUPHENYL and AMMONUL. The commission was based on a portion of net sales. Under the collaboration agreement, Ucyclyd had responsibility for manufacturing, shipping, billing and collecting for U.S. sales of BUPHENYL and AMMONUL. The Company did not purchase product from Ucyclyd for resale.

The Company paid a $10.0 million nonrefundable upfront fee to Ucyclyd to acquire the development and promotional rights and licenses under the collaboration agreement. The Company intended to recognize the $10.0 million over a period through the expected purchase option exercise date, which was approximately 51 months. The collaboration agreement provides for the payment for contingent development milestones, cumulative sales milestones and sales royalties related to the Development Products. The collaboration agreement also contains a number of covenants.

In November 2008, the Company entered into the first amendment to the collaboration agreement, which terminated the Company’s rights to co-promote BUPHENYL and any and all development rights granted to the Company with respect to AMMONUL under the first amendment. The Company has no further rights, and Ucyclyd has no further obligations to the Company, with respect to AMMONUL, except in the event of a Purchase Transaction, the Company will obtain the applicable commercialization rights to AMMONUL. The Company continued focusing its efforts on developing Ravicti. The Company assessed the impact of the first amendment on the accounting treatment of the unamortized portion of the nonrefundable upfront fee. The Company performed an impairment analysis under ASC 360-10, Impairment or Disposal of Long-Lived Assets, and determined that the entire asset was impaired. As a result of this determination, the Company recorded an impairment charge of $7.1 million in 2008.

In June 2009, the Company entered into the second amendment (the “second amendment”) to the collaboration agreement. In connection with the second amendment, the Company issued 274,262 shares of common stock to Ucyclyd in exchange for restructuring third party distribution agreements, and royalty and milestone payments and arranging seller financing. The Company recorded the fair value of these shares of $0.4 million as a research and development expense. In addition, pursuant to the second amendment, Ucyclyd agreed to provide seller financing in the event that the Company acquires the commercial rights with respect to Ravicti, BUPHENYL and AMMONUL. The issuance of common stock in consideration for the restructuring of the royalty and milestone payments was valued using the fair value of the Company’s common stock on the date of the issuance of the shares and was recorded as a research and development expense.

In October 2009, the Company entered into the third amendment (the “third amendment”) to the collaboration agreement. Under the terms of the third amendment, the Company relieved Ucyclyd of the obligation to file a drug master file with the FDA and other regulatory authorities in connection with the manufacture of Ravicti.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

In April 2010, in accordance with the second amendment, the Company issued 116,596 additional shares of common stock to Ucyclyd. The Company valued the shares based upon the fair value of the Company’s common stock on the date of issuance of the shares and recorded the fair value of $0.2 million as a research and development expense.

In March 2012, the Company entered into the purchase agreement with Ucyclyd under which the Company purchased the worldwide rights to Ravicti and the restated collaboration agreement under which Ucyclyd granted the Company an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23, 2007, as amended. The entry into the purchase agreement and the restated collaboration agreement resolves the dispute that two parties had with respect to their rights under the prior collaboration agreement.

Under the purchase agreement, the Company made a payment of $6.0 million of which (i) $5.7 million was allocated to the worldwide rights to Ravicti and (ii) $0.3 million was allocated to the option to purchase rights to BUPHENYL and AMMONUL, based on their relative fair values. The allocated amount to the rights to Ravicti of $5.7 million was recorded to research and development expense in the consolidated statements of operations for the period ended March 31, 2012 due to the uncertainty of an alternative future use. The allocated amount to the option to purchase rights to BUPHENYL and AMMONUL in the amount of $0.3 million is included within other non-current assets and will be evaluated for potential impairment until exercised, at which time it will be added to the option exercise price.

The Company will also pay tiered mid to high single digit royalties on global net sales of Ravicti and may owe regulatory milestones of up to $15.8 million related to approval of Ravicti in HE, regulatory milestones of up to $7.3 million per indication for approval of Ravicti in indications other than UCD or HE, and net sales milestones of up to $38.8 million if Ravicti is approved for use in indications other than UCD (such as HE) and all annual sales targets are reached.

In addition, the intellectual property license agreements executed between Ucyclyd and Dr. Marshall L. Summar, or Summar, and Ucyclyd and Brusilow Enterprises, LLC, or Brusilow, were assigned to the Company, and the Company has assumed the royalty and milestone obligations under the Brusilow agreement for sales of Ravicti in any indication and the royalty obligations under the Summar agreement on sales of Ravicti to treat HE. The Company will also pay Brusilow an annual license extension fee to keep the Brusilow license in effect, which extension fee is payable until the Company’s first commercial sale of Ravicti following FDA approval. The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$45,003	$—	$—

	$45,003	$—	$—

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

	December 31, 2011
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants liability	$—	$—	$1,978
Preferred stock warrants liability	—	—	596
Call option liability	—	—	737

	$—	$—	$3,311

Upon issuance of the common and preferred stock warrants liability and the call option liability, the Company estimates the fair value and subsequent re-measurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants and the call options; and the expected volatility of the price of the underlying common stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future.

The following table presents the changes in the fair values of level 3 liabilities (in thousands):

	2009 Preferred Stock Liability	April 2011 Common Stock Warrants Liability	October 2011 Preferred Stock Warrants Liability	April 2011 Call Option Liability	October 2011 Call Option Liability
Fair value at January 1, 2009	$—	$—	$—	$—	$—
Recognition of fair value at the issuance date (Note 9)	1,369	—	—	—	—
Changes in fair value recorded in other income (expense), net	(625)	—	—	—	—

Fair value at December 31, 2009	744	—	—	—	—
Changes in fair value recorded in other income (expense), net	(1,105)	—	—	—	—
Fair value of preferred stock liability at the issuance date of the second tranche of Series C-2 preferred stock (Note 9)	361	—	—	—	—

Fair value at December 31, 2010	—	—	—	—	—
Recognition of fair value at the date of issuance (Note 6 and note 7)	—	1,089	413	869	838
Changes in fair value recorded in other income (expense), net	—	889	183	(250)	(101)
Changes in fair value recorded in additional paid-in-capital (Note 6)	—	—	—	(619)	—

Fair value at December 31, 2011	—	1,978	596	—	737
Recognition of fair value at the date of issuance of second closing in February 2012 (Notes 6 and 7)	—	—	547	—	—
Change in fair value recorded in other income (expense), net	—	1,515	(735)	—	(737)
Reclassification to additional paid-in-capital upon automatic net exercise of warrants (Note 7)	—	(3,493)	(408)	—	—

Fair value at December 31, 2012	$—	$—	$—	$—	$—

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of December 31, 2012 (in thousands):

	December 31, 2012
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$12,098	$12,756

The fair value of the April and September 2012 Notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. The notes payable are classified within Level 3 of the hierarchy of fair value measurements.

5.	Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	December 31,
	2012	2011
Preclinical and clinical trial expenses	$583	$1,489
Payroll and related expenses	1,457	1,235
Interest payable	93	392
Deferred rent, current portion	—	7
Other	407	187

	$2,540	$3,310

6.	Notes Payable

2007 Notes Payable

In October 2007, the Company entered into a Loan and Security Agreement for borrowings of up to $15.0 million collateralized by substantially all of the Company’s assets. In connection with the Loan and Security Agreement, the Company issued warrants for 300,000 shares of the Company’s Series B redeemable convertible preferred stock (Note 9). The Company borrowed $10.0 million in October 2007. Amounts borrowed were payable over 36 months. Interest on outstanding borrowings was fixed at 9.71% per annum. Interest only was payable through October 2008. Equal payments of loan principal commenced in November 2008.

In 2008, the Company failed to meet certain minimum cash reserve requirements and, accordingly, defaulted on the loan covenants. Subsequently, in August 2008, the Loan and Security Agreement was amended. Pursuant to the amended agreement, the lender agreed not to exercise any remedies it had against the Company as a result of the default until the earlier of October 31, 2008 (or January 31, 2009 if certain specified clinical development activities continue) or any further event of default. In addition, under the amended agreement, the Company was required to make two principal payments of $1.0 million each on August 6, 2008 and October 1, 2008, and the interest rate on the loan was increased from 9.71% to 10.71%. All remaining payments were due in accordance with the original agreement terms. The remaining $5.0 million under the original Loan and Security Agreement was no longer available to the Company.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

In November 2008, the Company entered into a second amendment to the Loan and Security Agreement. Pursuant to the second amendment, the lender agreed not to exercise any remedies it had against the Company as a result of the default until the earlier of March 31, 2009, if certain specified clinical development activities continued, or any further event of default. Under the second amendment, the Company was required to make one principal payment of $1.0 million in November 2008, and the interest rate on the loan was increased from 10.71% to 12.00%. All remaining payments were due in accordance with the original agreement terms.

In accordance with ASC 470, the Company accounted for the initial amendment to the Loan and Security Agreement as a modification and the second amendment was accounted for as an extinguishment of the old loan and the entering into a new loan agreement with the lender. As such, all issuance costs and penalties associated with the loan prior to November 2008 were recorded immediately in the consolidated statement of operations.

In July 2009, the Company prepaid the outstanding principal amount and the accrued interest. Accordingly, the Company paid a prepayment penalty of $0.1 million, which was included under other income (expense), net in the consolidated statement of operations.

2008 Convertible Notes Payable

In 2008, the Company entered into a convertible note agreement with certain investors. The notes had an interest rate of 6% per annum and were convertible upon the completion of a new preferred stock financing in the amount of not less than $25.0 million, including the convertible notes outstanding on that date. The Company drew down $10.0 million and $5.0 million in 2008 and 2009, respectively. In June 2009, the outstanding convertible notes and accrued interest payable in the amount of $15.5 million in the aggregate were converted into 1,912,598 shares of Series C-1 convertible preferred stock (Note 9).

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

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

Amendment to the April 2011 Convertible Notes Payable

In October 2011, the Company substantially amended the April 2011 Purchase Agreement to extend the term of the April 2011 Notes from January 31, 2012 to December 31, 2012, and to terminate the April 2011 Call Option. As a result, the transaction was accounted for as an extinguishment of debt in the amount of $1.1 million, which includes $0.6 million on termination of the April 2011 Call Option, calculated as the excess of the carrying amount of the notes, including accrued interest, over the fair value of the amended notes. In accordance with ASC 470-50-40-2, the Company reflected the gain on extinguishment of debt resulting from this related party transaction as a capital contribution and credited this amount to additional paid-in capital within the consolidated statements of stockholders’ equity (deficit).

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

The Company recorded $0.7 million to other income (expense), net in its consolidated statements of operations upon issuance of the second closing of the October 2011 Notes in February 2012 for $7.5 million.

As of December 31, 2012, the April 2011 Notes and October 2011 Notes were no longer outstanding as they had converted into shares of common stock upon the closing of the Company’s IPO on July 31, 2012. As of December 31, 2011, the carrying values of the April 2011 Notes and October 2011 Notes were $17.0 million (based on the estimated fair value of April 2011 Notes after the amendment) and $6.4 million, respectively, totaling to $23.4 million.

During the year ended December 31, 2012, the Company recorded amortization for debt discount of $0.9 million related to the October 2011 Notes. During the year ended December 31, 2011, the Company recorded amortization for the debt discount of $1.6 million related to the April 2011 Notes and October 2011 Notes.

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

April 2012 and September 2012 Notes Payable

In April 2012, the Company borrowed $10.0 million (the “April 2012 Notes”) pursuant to a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank and Leader Lending, LLC—Series B (the “Lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the Loan Agreement, the Company granted a security interest in all of its assets, except intellectual property. The Company’s obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on its assets including the Company’s intellectual property, mergers and acquisitions and distributions to stockholders. The Loan Agreement also requires the Company to provide the Lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Loan Agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

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

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2012, the Company recorded amortization for debt discount of $0.4 million, related to the April 2012 Notes and September 2012 Note.

Future minimum payments under the April 2012 and September 2012 Notes as of December 31, 2012 are as follows (in thousands):

Years Ending December 31,
2013	$5,314
2014	6,152
2015	3,376

Total future minimum payments	$14,842
Less: amount representing unamortized interest	(2,165)
Less: amount representing debt discount	(579)

Total minimum payments	$12,098
Less: current portion	(4,348)

Non-current portion	$7,750

7.	Warrants

October 2007 Common Stock Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants were exercisable at $1,913.05 per share and expire in October 2017 (the “October 2007 common stock warrants”). The October 2007 common stock warrants were outstanding as of December 31, 2012.

April 2008 Common Stock Warrants

In exchange for services received, the Company issued a warrant to purchase 22 shares of common stock at an exercise price of $327.95 per share in April 2008 (the “April 2008 common stock warrants”). The fair value of the warrant was $4,500 which was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 71%; risk-free rate of 2.84%; and exercise price of $327.95 and an expected term of five years. The April 2008 common stock warrants expired as of December 31, 2012.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

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

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012 (Note 6), the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). The April 2012 common stock warrants were outstanding as of December 31, 2012.

September 2012 Common Stock Warrants

In connection with the September 2012 Note, the Company issued warrants to the Lender to purchase a total of 8,408 shares of common stock. The warrants are exercisable at $5.05 per share and expire in September 2022 (the “September 2012 common stock warrants”). The September 2012 common stock warrants were outstanding as of December 31, 2012.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Common and Preferred Stock Warrants Fair Value Measurements

Under ASC 815 and ASC 480, the Company accounts for the April 2011 common stock warrants and the October 2011 preferred stock warrants, respectively, at fair value and recorded them as liabilities on the date of issuance. The Company accounts for the April 2012 and September 2012 common stock warrants at fair value and recorded them as equity on the date of issuance. Because the April 2012 and September 2012 common stock warrants meet the requirements for equity classification under ASC 815, the Company is not required to re-measure the fair value of the warrants subsequent to the date of issuance.

On the date of issuance and in subsequent re-measurements, the Company determined the fair value of the April 2011 and October 2011 warrants by allocating the Company equity value using the Black-Scholes option-pricing model at each reporting date. The Company’s equity value was allocated among the various convertible debt and equity classes expected to be outstanding at the liquidity events based on the rights and preferences of each class.

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

For the year ended December 31, 2012, the Company recorded $1.5 million of expense in other income (expense), net, to reflect the change in fair value of the April 2011 common stock warrants. For the year ended December 31, 2012, the Company recorded $0.7 million of income in other income (expense), net, to reflect the change in fair value of the October 2011 preferred stock warrants.

As of December 31, 2012, the April 2011 common stock warrants and October 2011 preferred stock warrants were no longer outstanding as they had automatically net exercised into shares of common stock upon the closing of the Company’s IPO on July 31, 2012. As a result, the fair value of the April 2011 common stock

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

warrants and October 2011 preferred stock warrants as of July 31, 2012, estimated to be $3.9 million using the Black-Scholes option-pricing model, was reclassified to additional paid-in capital. The Company recorded $0.8 million to other income (expense), net, arising from final measurement of 2011 common and preferred stock warrants at the closing date of IPO.

As of December 31, 2011, the fair values of the April 2011 common stock warrants and October 2011 preferred stock warrants were determined to be $2.0 million and $0.6 million respectively, using the following assumptions: expected life of 1.50 years; risk free interest rate of 0.12%; and expected volatility of 70%.

The following table summarizes the outstanding warrants and the corresponding exercise price as of December 31, 2012 and 2011:

	Number of Shares Outstanding December 31,		Per Share Exercise Price
	2012	2011
October 2007 common stock warrants	274	274	$1,913.05
April 2008 common stock warrants	—	22	327.95
April 2011 common stock warrants	—	322,599	4.08
October 2011 preferred stock warrants	—	8,881	9.62
April 2012 common stock warrants	75,974	—	4.08
September 2012 common stock warrants	8,408	—	5.05

Total	84,656	331,776

8.	Commitments and Contingencies

Operating Leases

The company leases its office facility of approximately 8,167 square feet under a non-cancellable operating lease. The lease was amended in December 2012 which extended the lease term to January 2014 and provided for a 4,522 square feet expansion of additional leased space. The lease was collateralized by a certificate of deposit for $0.3 million as of 2011, the requirement of which was cancelled in 2012.

The Company recognizes rent expense on a straight-line basis over the lease period with monthly base rent of approximately $30,000. In addition, the Company also leases certain office equipment under an operating lease, which expires in December 2013.

Aggregate total future minimum lease payments under operating facility and equipment leases as of December 31, 2012 were as follows (in thousands):

Years Ending December 31,
2013	$354
2014	$30

Total	$384

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Rent expense including maintenance fees was $0.3 million for the year ended December 31, 2012 and $0.4 million for the years ended December 31, 2011 and 2010, respectively, and $2.0 million, cumulatively, for the period from November 1, 2006 (date of inception) to December 31, 2012.

The Company subleased a portion of its office facility to a third party beginning May 2010 which expired in January 2012. The minimum monthly lease payments were approximately $6,000 in addition to subtenant’s share of monthly common maintenance expenses. Amounts collected under this sublease are offset against rental expense.

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

The Company is contingently committed for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under the restated collaboration agreement and purchase agreement with Ucyclyd (Note 3). The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including the closing of the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL under the purchase agreement and the restated collaboration agreement.

9.	Preferred Stock

On July 31, 2012, upon the closing of the IPO, the Company’s Series C-1 and Series C-2 preferred stock amounting to $58.3 million converted into 1,912,598 and 4,663,039 shares of common stock, respectively.

In addition, on July 31, 2012, the Company amended its Certificate of Incorporation to decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.0001 per share. Pursuant to the Company’s amended and restated certificate of incorporation, the board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

As of December 31, 2012, there was no preferred stock outstanding.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

At December 31, 2011, preferred stock consisted of the following:

Series	Shares Authorized	Issued and Outstanding	Carrying Value (in thousands)	Liquidation Preference Per Share
C-1	11,647,769	1,912,598	$15,501	$9.62
C-2	53,673,645	4,663,039	42,825	$9.62
Non-designated	678,586	—	—

	66,000,000	6,575,637	$58,326

2009 Recapitalization

In June 2009, the Company engaged in a recapitalization pursuant to which shares of Series A convertible preferred stock and Series B redeemable convertible preferred stock converted to common stock at a 1-to-1 ratio and warrants to purchase Series B redeemable convertible preferred stock were converted to warrants to purchase common stock at a 1-to-1 ratio. Immediately after the recapitalization, the Company effected a reverse stock split of its common stock at a ratio of 2-for-359. In addition, the convertible notes payable along with accrued interest converted to Series C-1 convertible preferred stock at a discounted per share price of $8.10 per share (Note 6). The details of the conversion are as follows:

Original Preferred Stock Series	Number of Shares	Preferred Stock Series Converted to	Number of Shares of Common Stock Received Upon Conversion
Series A	328,405	Common stock	328,405
Series B	1,883,671	Common stock	1,883,671

Total	2,212,076		2,212,076

Original Warrants for Preferred Stock Series	Number of Warrants	Preferred Stock Warrants Converted to	Number of Common Stock Warrants Received Upon Conversion
Series B	274	Common stock	274

Common Stock Shares/ Warrants/Stock Options	Number of Shares Before Reverse Stock Spilt	Reverse Stock Split Ratio	Number of Shares of Common Stock/ Warrants/ Stock Options After Reverse Stock Split
Common stock	2,320,810	2/359	12,929
Common stock warrants	53,366	2/359	296
Outstanding stock options	186,022	2/359	1,036

All share and per share data referenced throughout the consolidated financial statements have been retroactively adjusted to reflect the 2009 recapitalization and also the subsequent 2012 reverse stock split of the Company’s common stock and preferred stock.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

In accordance with the amended and restated Certificate of Incorporation dated July 31, 2012, the rights, preferences and privileges of the preferred stockholders are:

Dividends

The holders of preferred stock are entitled to receive noncumulative annual dividends when, and as if declared by the Board of Directors, out of any assets legally available for payment thereof, prior and in preference to any declaration or payment of any dividend on the common stock of the Company. No dividends have been declared or paid since inception.

Liquidation Rights

Upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any payment to holders of common stock, the holders of preferred stock, are entitled to be paid out of the assets of the Company legally available for distribution up to the full preferential amounts (if any) to which the preferred holders are entitled.

2009 Preferred Stock Liability

In June 2009, the Company entered into a tranched Series C-2 convertible preferred stock transaction. In connection with the initial closing in June 2009, the Company agreed to issue to the purchasers and the purchasers agreed to purchase from the Company an aggregate of 2,331,116 shares of Series C-2 convertible preferred stock at a purchase price of $9.62 per share in a subsequent sale of Series C-2 preferred stock. The Company determined that the liability to issue Series C-2 convertible preferred stock shares at a future date was a freestanding instrument and should be accounted as a liability under ASC 480. The fair value of this freestanding instrument was determined using the Black-Scholes option pricing model on the date of the issuance of the first tranche and was recorded as a liability in the amount of $1.4 million. The Company used the following assumptions: expected life of 1 year, risk-free interest rate of 0.56% and expected volatility of 45%.

At December 31, 2009, the fair value of the freestanding instrument was re-measured at $0.7 million using the following assumptions: expected life of 0.5 years, risk-free interest rate of 0.20% and expected volatility of 45%. As a result, the Company recorded $0.6 million to other income (expense), net in the consolidated statement of operations.

In April 2010, upon the issuance of the second tranche of the Series C-2 convertible preferred stock, the fair value of the freestanding instrument was re-measured using the following assumptions: expected life of 0.25 years, risk-free interest rate of 0.16% and expected volatility of 45%. Accordingly, in 2010, the Company recorded $1.1 million to other income (expense), net in its consolidated statement of operations. The fair value of preferred stock liability in the amount of $0.4 million was offset against the proceeds received from the issuance of preferred stock on the date of issuance of the second tranche of Series C-2 convertible preferred stock.

On July 31, 2012, upon closing of the IPO, the Company’s outstanding Series C-2 preferred stock converted into shares of common stock (see Note 10).

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

10.	Common Stock

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

In addition, on July 31, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 with a par value of $0.0001 per share.

As of December 31, 2011, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue up to 146,000,000 shares, 80,000,000 shares of which are common stock at $0.0001 par value, and 66,000,000 shares of which are preferred stock at $0.0001 par value.

Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote.

At December 31, 2012, the Company had reserved common stock for future issuances as follows:

Issuance of options under 2012 stock plan	907,908
Issuance upon exercise of options under the 2006 and 2012 stock plan	1,928,754
Issuance upon exercise of common stock warrants	84,656

Total	2,921,318

At December 31, 2011, the Company had reserved common stock for future issuances as follows:

Conversion of convertible preferred stock	6,575,637
Issuance of options under the 2006 stock plan	103,793
Issuance upon exercise of options under the 2006 stock plan	1,279,240
Issuance upon exercise of preferred stock warrants	8,881
Issuance upon exercise of common stock warrants	322,895

Total	8,290,446

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Restricted Stock

In 2006, the Company issued to its founders 433 shares of restricted common stock subject to repurchase. There were no shares subject to repurchase as of December 31, 2012 and 2011.

11.	Stock Option Plan

2006 Plan

In December 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), under which 457 shares of the Company’s common stock had been originally reserved for issuance to employees, directors and consultants. The 2006 Plan provides for the grant of the following stock awards: incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and stock appreciation rights. Incentive stock options may be granted only to Company employees, which include officers and directors of the Company. Non-statutory stock options and stock purchase rights may be granted to employees and consultants. Stock awards other than incentive stock options may be granted to employees, directors and consultants.

The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term and the exercise price. The exercise price of the stock option shall not be less than 100% of the fair market value of the common stock subject to the option on the date the option is granted. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair market value and the option is not exercisable after the expiration of five years from the date of the grant. Options granted to an employee who is not an officer, director or consultant shall provide for vesting of the total number of shares of common stock at a rate of at least 20% per year over five years from the date the option was granted, subject to reasonable conditions such as continued employment, at any time or during any period established by the Company. The contractual term of each option is ten years.

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

As of December 31, 2011, the Company had reserved 1,448,799 shares of common stock for issuance under the 2006 Plan.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Activity under the 2006 Plan is as follows:

		Outstanding Options
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share
Shares reserved at inception of the Plan	457	—	$—

Balances at December 31, 2006	457	—	—
Additional shares authorized	3,352	—	—
Options granted	(204)	204	109.32
Options exercised	—	(150)	109.32

Balances at December 31, 2007	3,605	54	109.32
Options granted	(3,127)	3,127	327.95
Options exercised	—	(69)	218.63
Options cancelled	2,068	(2,068)	327.95

Balances at December 31, 2008	2,546	1,044	323.93
Additional shares authorized	957,663	—	—
Options granted	(893,583)	893,583	1.28
Options exercised	—	(33,152)	1.28
Options cancelled	22	(22)	327.95

Balances at December 31, 2009	66,648	861,453	1.64
Additional shares authorized	22,241	—	—
Options granted	(88,668)	88,668	1.28
Options exercised	—	(32,395)	1.28
Options cancelled	25,160	(25,160)	2.37

Balances at December 31, 2010	25,381	892,566	1.64
Additional shares authorized	465,086	—	—
Options granted	(407,946)	407,946	4.08
Options cancelled	21,272	(21,272)	2.80

Balances at December 31, 2011	103,793	1,279,240	2.37
Additional shares authorized	453,348	—	—
Options granted	(453,348)	453,348	7.31
Options exercised	—	(66,082)	2.22
Options cancelled	3,396	(3,396)	5.59
Options cancelled and re-allocated	(107,189)	(1,588)	2.21

Balances at December 31, 2012	—	1,661,522	$3.72

The aggregate intrinsic value of options exercised for the year ended December 31, 2012 was $0.5 million. There were no options exercised during 2011. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2012 for the 2006 plan are as follows (dollars in thousands except per share values):

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$ 1.28	836,292	$8,363	6.9	814,675	$8,147	$1.28
$ 4.08	373,037	2,686	8.3	153,564	1,106	$4.08
$ 7.31	451,253	1,791	9.3	75,201	299	$7.31
$ 327.95	940	—	5.0	940	—	$327.95

	1,661,522	$12,840	7.9	1,044,380	$9,552

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2012 of $11.28 per share.

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2011 are as follows (dollars in thousands except per share values):

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$ 1.28	881,775	$3,329	7.9	800,989	$3,024	$1.28
$ 4.08	396,525	386	9.3	56,580	55	$4.08
$327.95	940	—	5.8	908	—	$327.95

	1,279,240	$3,715	8.3	858,477	$3,079

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2011 of $5.05 per share.

2012 Plan

In April 2012, the board of directors of the Company adopted (approved by Company’s stockholders in July 2012) the 2012 Omnibus Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012.

As of December 31, 2012, the Company had reserved 1,175,140 shares of common stock for issuance under the 2012 Plan.

Activity under the 2012 Plan is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share
Shares reserved at inception of the Plan	1,173,552	—	—
Options granted	(267,232)	267,232	$10.60
Additional reserve	1,588	—	—

Balances at December 31, 2012	907,908	267,232	$10.60

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2012 for the 2012 plan are as follows (dollars in thousands except per share values):

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$ 10.32	20,000	$19	9.7	1,666	$2.0	$10.32
$ 10.33	117,732	112	9.6	—	—	—
$ 10.61	69,500	47	10.0	—	—	—
$ 10.95	15,000	5	9.8	625	0.2	$10.95
$ 11.28	45,000	—	10.0	—	—	—

	267,232	$183	9.8	2,291	$2.2

The intrinsic values of options vested and exercisable options as of December 31, 2012 were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2012 of $11.28 per share.

Stock-Based Compensation Associated with Awards to Employees

During the years ended December 31, 2012, 2011 and 2010 , the Company granted stock options to employees to purchase 720,580, 407,946 and 88,668 shares of common stock, respectively, with a weighted-average grant date fair value of $6.76, $2.37 and $1.40 per share, respectively. Stock-based compensation expense recognized during the years ended December 31, 2012, 2011, 2010 and for the period from November 1, 2006 (date of inception) to December 31, 2011, includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718 of $0.9 million, $0.3 million, $0.2 million and $1.9 million, respectively. As of December 31, 2012, there was a total unrecognized compensation cost of $4.7 million related to unvested stock-based awards granted. These amounts are expected to be recognized over a period of approximately 3.05 years. As of December 31, 2011, there was a total unrecognized compensation cost of $0.8 million related to unvested stock-based awards granted. These amounts are expected to be recognized over a period of approximately 2.87 years.

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	65%	62%	60%
Risk-free interest rate	1.05%	2.48%	2.34%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.00	6.01	5.86

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term — The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. For option grants that are considered to be “plain vanilla”, the Company has opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. For other option grants, the expected term is derived from the Company’s historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.

Expected Volatility — The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as the Company only began trading subsequent to its IPO in July 2012. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate — The risk free rate assumption is based on the U.S. Treasury instruments the terms of which were consistent with the expected term of the Company’s stock options.

Expected Dividend — The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeiture Rate — ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Fair Value of Common Stock — Prior to the IPO, the fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by the Company’s board of directors. Because there was no public market for the Company’s common stock, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Subsequent to the IPO, the fair value of the shares of the common stock underlying the stock options is the closing price on the option grant date.

Total stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Year Ended December 31,			Cumulative Period From November 1, 2006 (Date of Inception) to December 31,
	2012	2011	2010	2012
Research and development	$374	$137	$61	$704
General and administrative	406	182	110	975
Selling and marketing	213	26	14	298

Total	$993	$345	$185	$1,977

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

Allocations to research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

12.	Income Taxes

Due to the ongoing operating losses and the inability to recognize any income tax benefit, there is no provision for income taxes in any period presented in these consolidated financial statements. Since inception, the Company has only generated pretax losses in the U.S. and has not generated any pretax income or loss outside the U.S.

The reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% to amounts included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	34.0%	34.0%	34.0%
State tax	5.4%	5.4%	6.5%
Tax credits	0.7%	24.8%	2.5%
Stock options	(0.7)%	(0.3)%	(0.2)%
Valuation allowance	(37.1)%	(60.1)%	(44.3)%
Other	(2.3)%	(3.8)%	1.5%

	(0.0)%	(0.0)%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets
Fixed assets, capitalized intangibles and other assets	$5,335	$3,213
Net operating loss	39,616	31,011
Tax credits	16,907	15,858
Other	1,047	845

Total	62,905	50,927
Valuation allowance	(62,905)	(50,927)

Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2012 and 2011. The increase in the valuation allowance on the deferred tax assets was $12.0 million, $17.7 and $11.3 million for December 31, 2012, 2011 and 2010, respectively.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

At December 31, 2012, the Company had net operating loss carryforwards of approximately $96.4 million and $117.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The net operating loss carryforwards will begin to expire in 2026 for federal and 2016 for state purposes. If the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, it may be subject to annual limits on its ability to utilize net operating loss carryforwards and credits. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. The Company is not currently subject to any annual limits on its ability to utilize net operating loss carryforwards and credits. The Company also had federal and state research and development credit carryforwards of approximately $16.4 million and $0.8 million respectively, at December 31, 2012. The federal credits will expire starting in 2027, if not utilized. The California credits have no expiration date.

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. Included in the $16.4 million of federal credit carryforwards is $15.9 million of Orphan Drug Credit claims for 2009 through 2012.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$5,357	$625	$355
Changes based on prior period tax positions	(228)	2,839	—
Changes based on current period tax positions	594	1,893	270

Balance at the end of the year	$5,723	$5,357	$625

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There was no interest or penalties accrued through December 31, 2012. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the U.S. and California. The Company is not currently under income tax examinations by any tax authorities.

13.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company has not made any employer contributions.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

14.	Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(32,263)	$(29,416)	$(25,453)

Denominator:
Weighted-average number of common shares used in calculating net loss per share — basic and diluted outstanding	7,256,537	469,319	412,532

Net loss per share attributable to common stockholders — basic and diluted	$(4.45)	$(62.68)	$(61.70)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	6,575,637	6,575,637
Stock options	1,928,754	1,279,240	892,566
Common and preferred stock warrants	84,656	331,776	296

Total	2,013,410	8,186,653	7,468,499

15.	Subsequent Events

On February 1, 2013, the FDA granted approval of Ravicti for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Consolidated Financial Statements

16.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial information for the years ended December 31, 2012 and 2011. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	For The Quarters Ended
(in thousands, except share and per share amounts)	December 31,	September 30,	June 30,	March 31,
Year Ended December 31, 2012
Operating expenses	$7,795	$4,758	$4,755	$11,225
Net loss attributable to common stockholders	$(8,285)	$(4,930)	$(7,162)	$(11,886)
Net loss per share attributable to common stockholders — basic and diluted	$(0.50)	$(0.44)	$(15.26)	$(25.33)

	December 31,	September 30,	June 30,	March 31,
Year Ended December 31, 2011
Operating expenses	$6,734	$6,177	$7,337	$5,911
Net loss attributable to common stockholders	$(8,654)	$(6,731)	$(8,124)	$(5,907)
Net loss per share attributable to common stockholders — basic and diluted	$(18.44)	$(14.34)	$(17.31)	$(12.59)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Company and Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, dated March 22, 2012 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on July 31, 2012).

3.2	Amended and Restated bylaws (incorporated by reference to Exhibit 3.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 5, 2012)

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 13, 2012).

4.3	Warrant to Purchase Common Stock, issued to Keelin Reeds, dated December 14, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

4.4	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated by reference to Exhibit 4.8 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

4.5	Form of Warrant to Purchase Stock issued pursuant to the SVB Loan and Security Agreement (incorporated by reference to Exhibit 4.9 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.1	Second Amended and Restated Investor Rights Agreement by and among the Company and the investors named therein, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.2	Form of Indemnification Agreement by and among the Company and each of its directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.3 +	Employment Agreement by and among the Company and Donald J. Santel, dated April 9, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012)..

10.4 +	Offer Letter Agreement by and among the Company and Jeffrey Farrow, dated November 12, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.5 +	Offer Letter Agreement by and among the Company and Bruce F. Scharschmidt, M.D., dated March 14, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

Exhibit No.	Description

10.6 +	Offer Letter Agreement by and among the Company and Klara A. Dickinson, dated September 7, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.7 +	Offer Letter Agreement by and among the Company and Christine A. Nash, dated September 7, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.8 +	Form of Executive Change of Control and Severance Agreement by and among the Company and certain officers (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.9 +	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.10 +	2006 Equity Incentive Plan Amendment, dated April 15, 2011 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.11 +	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.12 +	2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on September 9, 2012).

10.13 +	Form of Incentive Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.14 +	Form of Non-Qualified Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.15	Office Lease by and among the Company and Gateway Center, LLC, dated September 6, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.16	First Amendment to Office Lease by and among the Company and Gateway Center, LLC, dated October 31, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.17	Second Amendment to Office Lease by and among the Company and Gateway Center, LLC, dated November 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on November 30, 2012).

10.18 †	Amended and Restated Collaboration Agreement by and among the Company and Ucyclyd, dated March 22, 2012, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.19 †	License Agreement by and among Saul Brusilow, M.D. (“Brusilow”), Brusilow Enterprises, Inc. (“Brusilow Enterprises”) and Medicis Pharmaceutical Corporation (“Medicis”) dated April 16, 1999 (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

Exhibit No.	Description

10.20 †	Settlement Agreement and First Amendment to License Agreement by and among Brusilow, Brusilow Enterprises, Medicis and Ucyclyd, dated August 21, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.21 †	Agreement by and between Dr. Marshall L. Summar and Medicis, dated April 1, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.22	The SVB Loan and Security Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.23 †	Distribution Services Agreement by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on February 20, 2013.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page to this report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan.

†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.