Form 10-K/A
period 2012-12-31
HYPERION THERAPEUTICS INC
filed 2013-02-26
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Hyperion Therapeutics, Inc. (the “Company”) for the year ended December 31, 2012, originally filed with the Securities Exchange Commission (the “SEC”) on February 25, 2013.

The Company is filing Amendment No. 1 to correct Exhibit 32.2 – Certification Pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Exhibit 32.2”). In the original filing there was a typographical error within Exhibit 32.2, which indicated the Chief Financial Officer was certifying the Annual Report on Form 10-K of the Company for the year ending December 31, 2013. The intent of Exhibit 32.2 was to certify the Annual Report on Form 10-K of the Company for the year ending December 31, 2012. As such, the Company is filing this Amendment No. 1 solely to correct the date in Exhibit 32.2.

Except as described above, no other changes are being made to the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as discussed above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2013.

Hyperion Therapeutics, Inc.

By:	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer

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