Form 10-Q
period 2013-03-31
HYPERION THERAPEUTICS INC
filed 2013-05-10
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the number of outstanding shares of the registrant’s common stock was 20,042,022.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc.TM and RavictiTM are our trademarks. BUPHENYL® and AMMONUL® are registered trademarks of Ucyclyd Pharma, Inc., a subsidiary of Valeant Pharmaceuticals International, Inc. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the commercial launch and future sales of or any other future products or product candidates;

•	our expectations regarding the commercial supply of our UCD products;

•	third-party payor reimbursement for Ravicti, BUPHENYL and AMMONUL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD or HE patient market size and market adoption of Ravicti by physicians and patients;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of Ravicti for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	Ucyclyd’s plans with respect to its retention of the worldwide rights to AMMONUL;

•	impact of accounting standards; and

•	repayment of notes payable.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$102,666	$49,853
Accounts receivable, net	819	—
Inventories	473	—
Prepaid expenses and other current assets	1,080	1,155

Total current assets	105,038	51,008
Property and equipment, net	345	49
Other non-current assets	140	147

Total assets	$105,523	$51,204

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,343	$2,177
Accrued liabilities	2,897	2,540
Notes payable, current portion	5,039	4,348

Total current liabilities	9,279	9,065
Notes payable, net of current portion	6,513	7,750

Total liabilities	15,792	16,815

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at March 31, 2013 and December 31, 2012; 20,010,416 and 16,646,269 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	237,701	173,384
Deficit accumulated during the development stage	(147,972)	(138,997)

Total stockholders’ equity	89,731	34,389

Total liabilities and stockholders’ equity	$105,523	$51,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2013	2012	March 31, 2013
Revenues:
Product revenue, net	$783	$—	$783
Contract and other revenue	—	—	286

Total revenues	783	—	1,069

Costs and expenses:
Cost of sales	68	—	78
Research and development	1,849	8,902	89,130
Selling, general and administrative	7,934	2,323	45,624
Impairment of development and promotion rights acquisition cost	—	—	7,059

Total costs and expenses	9,851	11,225	141,891

Loss from operations	(9,068)	(11,225)	(140,822)
Interest income	1	4	455
Interest expense	(408)	(1,040)	(9,353)
Other income (expense), net	500	375	1,748

Net loss	(8,975)	(11,886)	(147,972)
Accretion of Series B preferred stock to redemption value	—	—	(114)

Net loss attributable to common stockholders	$(8,975)	$(11,886)	$(148,086)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.52)	$(25.33)

Weighted average number of shares used to compute net loss per share of common stock:
Basic and diluted	17,366,848	469,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(8,975)	$(11,886)	$(147,972)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19	5	524
Amortization of debt discount	130	368	2,957
Conversion of accrued interest to convertible preferred stock	—	—	514
Re-measurement of warrants liability	—	343	1,448
Re-measurement of call option liability and preferred stock liability	—	(737)	(2,818)
Stock-based compensation expense	505	78	2,482
Issuance of common stock in connection with collaboration agreement	—	—	564
Acquisition of development and promotion rights	—	—	(10,000)
Amortization of debt issuance costs	7	20	529
Amortization of development and promotion rights acquisition cost	—	—	2,941
Impairment of development and promotion rights acquisition cost	—	—	7,059
Other	—	—	4
Changes in assets and liabilities
Accounts receivable	(819)	—	(819)
Inventories	(464)	—	(464)
Prepaid expenses and other current assets	75	408	(815)
Other non-current assets	—	(39)	(147)
Accounts payable	(834)	326	1,343
Accrued liabilities and other non-current liabilities	(396)	408	4,787

Net cash used in operating activities	(10,752)	(10,706)	(137,883)

Cash flows from investing activities
Acquisition of property and equipment	(315)	—	(678)
Option to purchase BUPHENYL and AMMONUL (Note 3)	—	(283)	(283)
Change in restricted cash	—	155	—

Net cash used in investing activities	(315)	(128)	(961)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	53,475
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	64,488	—	64,488
Proceeds from issuance of common stock, net of repurchases	91	48	353
Proceeds from issuance of convertible preferred stock, net	—	—	66,074
Proceeds from issuance of convertible notes payable	—	7,504	47,774
Proceeds from issuance of notes payable	—	—	22,401
Payments of offering costs	(23)	—	(2,186)
Principal payments under notes payable	(676)	—	(10,676)
Principal payments under capital lease obligations	—	—	(193)

Net cash provided by financing activities	63,880	7,552	241,510

Net increase (decrease) in cash and cash equivalents	52,813	(3,282)	102,666
Cash and cash equivalents, beginning of period	49,853	7,018	—

Cash and cash equivalents, end of period	$102,666	$3,736	$102,666

Supplemental cash flow information
Cash paid for interest	$275	$—	$2,656

	Three Months Ended March 31,		Cumulative Period From November 1, 2006 (Date of Inception) to
	2013	2012	March 31, 2013
Supplemental disclosure of noncash investing and financing activities
Stock-based compensation capitalized into inventories	9	—	9
Warrants issued in connection with notes payable	—	547	3,210
Issuance of call option related to convertible notes payable	—	—	1,707
Gain on extinguishment of debt	—	—	1,143
Conversion of promissory notes to Series B redeemable convertible preferred stock	—	—	301
Accretion to redemption value of Series B redeemable convertible preferred stock	—	—	114
Purchase of property and equipment under capital leases	—	—	193
Conversion of notes payable and accrued interest to Series C-1 convertible preferred stock	—	—	15,501
Conversion of Series A and Series B redeemable convertible preferred stock to common stock	—	—	21,934
Preferred stock liability related to the second tranche of Series C-2 preferred stock	—	—	361
Deferred offering costs in accounts payable and accrued liabilities	753	419	753
Issuance of common stock upon automatic net exercise of warrants	—	—	3,901
Conversion of convertible notes payable and accrued interest to common stock	—	—	33,322
Conversion of Series C-1 and C-2 preferred stock to common stock	—	—	58,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Formation and Business of the Company

Hyperion Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on November 1, 2006. The Company’s activities since inception have consisted primarily of raising capital, negotiating a promotion and drug development collaboration agreement, establishing a management team and performing drug development activities. Accordingly, the Company is considered to be in the development stage. The Company has launched Ravicti into the market and expects to exit development stage designation when the Company has sufficient revenue from principal operations.

The Company is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. The Company has developed Ravicti™ (glycerol phenylbutyrate) Oral Liquid to treat the most prevalent urea cycle disorders (“UCD”) and is developing hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product, Ravicti, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On February 1, 2013, the U.S. food and drug administration, administration (“FDA”), granted approval of Ravicti for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone.

Hyperion Therapeutics Limited was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales and is wholly owned by the Company. There has been no activity in Hyperion Therapeutics Limited for the last five fiscal years.

On July 31, 2012, the Company completed its initial public offering (“IPO”) and the shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million.

On March 13, 2013, the Company completed its follow-on offering and issued 2,875,000 shares of its common stock at an offering price of $20.75 per share. In addition, the Company sold an additional 431,250 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at the initial offering price of $20.75 per share. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the three months ended March 31, 2013, the Company incurred a net loss of $9.0 million and the Company used $10.8 million of cash in operations during the three months ended March 31, 2013. At March 31, 2013, the Company had a deficit accumulated during the development stage of $148.0 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of Ravicti for the treatment of patients with episodic HE. In addition, the Company expects to incur increased sales and marketing expenses for Ravicti in UCD. Management’s plans with respect to these matters include utilization of a substantial portion of the Company’s capital resources and efforts in completing the development of Ravicti in HE, expanding the Company’s organization, and commercialization of Ravicti.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets, preclinical and clinical trial accruals, research and development expenses, stock-based compensation expense and revenue recognition. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the interim condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. In particular, certain sales and marketing expenses have been combined with general and administrative expenses in the condensed consolidated statement of operations. The result of this reclassification had no impact on previously reported net loss or balance sheet.

Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, the option to purchase BUPHENYL and AMMONUL, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. See Note 4, Fair Value Measurements, regarding the fair value of the Company’s notes payable.

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks, and doubtful accounts. Estimates for chargebacks and prompt-payment discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs.

Inventories

Inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method and consist of raw materials and supplies, work in process and finished goods. Costs to be capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs such as ancillary supplies. The Company began capitalizing inventories post FDA approval of Ravicti on February 1, 2013 as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of Ravicti have been recorded as research and development expense in the condensed consolidated statements of operations. If information becomes available that suggest that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. The costs of inventories during the quarter ended March 31, 2013 consists mainly of packaging and labeling costs, indirect costs including compensation cost of personnel and supplies. As of March 31, 2013, inventories include $0.3 million of work in process and $0.2 million of finished goods.

Products that have been approved by the U.S. Food and Drug Administration (FDA) or other regulatory authorities, such as Ravicti, are also used in clinical programs to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of Ravicti utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company determines that persuasive evidence of an arrangement exists based on written contracts that defined the terms of the arrangements. In addition, the Company determines that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue, net: The Company’s product revenue represents U.S. sales of Ravicti which is recognized once all four revenue recognition criteria described above are met. During the first quarter of 2013, the Company began distributing Ravicti to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispensed Ravicti to patients in fulfillment of prescriptions. As Ravicti is a new product, and the Company’s first commercial product, the Company could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result of the Company’s inability to estimate product sales allowance at the time of sale to the specialty distributor, the price of Ravicti was not deemed fixed or determinable. The Company deferred the recognition of revenues on product shipments to the specialty distributor of Ravicti until the product was shipped to patients by the specialty pharmacies at which time the related product sales allowances could be reasonably estimated.

The Company recognizes revenue net of product sales allowances. Product shipping and handling costs are included in cost of sales.

Product Sales Allowances: The Company establishes reserves for prompt-payment discounts, government and commercial rebates, product returns and chargebacks. Allowances relate to prompt-payment discounts and are recorded at the time of revenue recognition, resulting in a reduction in product sales revenue and a decrease in trade accounts receivables. Accruals related to government rebates, product returns and other applicable allowances such as distributor fees are recognized at the time of revenue recognition, resulting in a reduction in product sales and an increase in accrued expenses or a reduction in the related accounts receivable.

Prompt-payment discounts: The specialty distributor and specialty pharmacies are offered prompt payment discounts. The Company expects the specialty distributor and specialty pharmacies will earn prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the condensed consolidated balance sheet.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the condensed consolidated balance sheet.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which primarily consist of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for chargebacks is based on known sales to contracted customers. For qualified programs that can purchase the Company’s products through distributors at a lower contractual government price, the distributors charge back to the Company the difference between their acquisition cost and the lower contractual government price.

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage Gap are recorded in accrued liabilities on the condensed consolidated balance sheet.

Distribution Service Fees: The Company has written contract with the distributor that include terms for distribution-related fees. Distributor fees are calculated at percentage of gross sales based upon agreed contracted rate. The Company accrues distributor fees at the time of the revenue recognition, resulting in reduction of product sales revenue and the recording of accrued liabilities on the condensed consolidated balance sheet. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

Product Returns: Consistent with industry practice, the Company generally offers customer a limited right to return. The Company accepts returns of products from patients resulting from breakage as defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded at the patient level and recorded as accrued liabilities on the condensed consolidated balance sheet.

Contract and other revenues: The Company’s commissions for promotion services in 2007 and 2008 were generated through the collaboration agreement with Ucyclyd related to the sales of BUPHENYL and AMMONUL for UCD. These promotion services were terminated effective June 2008. The Company considered the guidance in ASC 605-50, Revenue Recognition, Customer Payments and Incentives, to determine the appropriate classification of the promotion commission.

Cost of sales

Cost of sales includes third-party manufacturing cost of products sold, royalty fees, shipping, supplies and other indirect related costs including compensation cost of personnel. Costs incurred prior to FDA approval have been recorded as research and development expenses in the Company’s condensed statement of operations. The Company expects that cost of sales as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized.

Cost of sales in 2007 and 2008 were related to royalty payments to a third party in connection with the commissions received from Ucyclyd related to sales of BUPHENYL and AMMONUL under the prior collaboration agreement with Ucyclyd.

Comprehensive Loss

For all periods presented the comprehensive loss was equal to the net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying interim condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2013, FASB issued an update on the reporting of amounts reclassified from accumulated other comprehensive income. An entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. Early adoption is permitted. The Company adopted this guidance on January 1, 2013; however, the implementation did not to have an impact on the Company’s financial statements.

3. Collaboration Agreement with Ucyclyd Pharma, Inc.

In March 2012, the Company entered into the purchase agreement with Ucyclyd Pharma Inc. (“Ucyclyd”), (a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”),) under which the Company purchased the worldwide rights to Ravicti and the amended and restated collaboration agreement (the “restated collaboration agreement”) under which Ucyclyd granted the Company an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23, 2007, as amended. The entry into the purchase agreement and the restated collaboration agreement resolved a dispute that the two parties had with respect to their rights under the prior collaboration agreement.

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

In addition, the intellectual property license agreements executed between Ucyclyd and Dr. Marshall L. Summar, (“Summar”) and Ucyclyd and Brusilow Enterprises, LLC, (“Brusilow”) were assigned to the Company, and the Company has assumed the royalty and milestone obligations under the Brusilow agreement for sales of Ravicti in any indication and the royalty obligations under the Summar agreement on sales of Ravicti to treat HE. The Company will also pay Brusilow an annual license extension fee to keep the Brusilow license in effect, which extension fee is payable until the Company’s first commercial sale of Ravicti following FDA approval. The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

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

On February 1, 2013, the FDA approved Ravicti for the treatment of UCD in adult and pediatric patients two years of age and older. In accordance with the restated collaboration agreement terms, Ucyclyd made the payment of $0.5 million during the quarter ended March 31, 2013.

As discussed in Note. 13, Subsequent Event, on April 29, 2013, the Company exercised its option to acquire BUPHENYL and AMMONUL.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$38,004	$—	$—

	$38,004	$—	$—

	December 31, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$45,003	$—	$—

	$45,003	$—	$—

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of March 31, 2013 (in thousands):

	March 31, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$11,552	$12,255

The fair value of the April and September 2012 Notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. The notes payable are classified within Level 3 of the hierarchy of fair value measurements.

5. Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	March 31, 2013	December 31, 2012
Preclinical and clinical trial expenses	$518	$583
Payroll and related expenses	1,001	1,457
Interest payable	89	93
Other	1,289	407

	$2,897	$2,540

6. Notes Payable

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

Through March 31, 2013 and for three months ended, the Company recorded amortization of debt discount of $0.5 million and $0.1 million, respectively, related to the April 2012 Notes and September 2012 Note.

7. Warrants

October 2007 Common Stock Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants are exercisable at $1,913.05 per share and will expire in October 2017 (the “October 2007 common stock warrants”).

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012 (Note 6), the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). During the quarter ended March 31, 2013, warrants to purchase 37,987 shares of common stock were net exercised by Silicon Valley Bank. The remaining April 2012 common stock warrants to purchase 37,987 shares of common stock held by Leader Lending, LLC—Series B remain outstanding at March 31, 2013.

September 2012 Common Stock Warrants

In connection with the September 2012 Note, the Company issued warrants to the Lender to purchase a total of 8,408 shares of common stock. The warrants are exercisable at $5.05 per share and expire in September 2022 (the “September 2012 common stock warrants”). As of March 31, 2013, the September 2012 common stock warrants had been fully exercised.

The following table summarizes the outstanding warrants and the corresponding exercise price as of March 31, 2013 and December 31, 2012:

	Number of Shares Outstanding
	March 31, 2013	December 31, 2012	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05
April 2012 common stock warrants	37,987	75,974	4.08
September 2012 common stock warrants	—	8,408	5.05

Total	38,261	84,656

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

The Company is contingently committed for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under the restated collaboration agreement and purchase agreement with Ucyclyd (Note 3). The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of Ravicti for HE and the closing of the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL under the purchase agreement and the restated collaboration agreement.

9. Stockholders’ Equity

On March 13, 2013, the Company completed its follow-on offering and issued 2,875,000 shares of its common stock at an offering price of $20.75 per share. In addition, the Company sold an additional 431,250 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at an offering price of $20.75 per share. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million. As a result of these transactions, the Company issued a total of 3,306,250 shares of its common stock during the three months ended March 31, 2013, which resulted in an increase to additional paid-in capital of $63.7 million.

10. Stock Option Plan

In April 2012, the board of directors of the Company adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”). The Company’s stockholders approved the 2012 Plan in July 2012. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012

As of March 31, 2013, the Company had 1,347,058 shares of common stock available for issuance and 472,932 options outstanding under the 2012 Plan. During the three months ended March 31, 2013, the board of directors approved the grants of 226,700 stock options under the 2012 Plan at exercise prices in the range of $18.24 - $25.82. In addition, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan, the shares available for issuance under the 2012 Plan increased by 665,850 shares.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of March 31, 2013, there were 1,639,523 options outstanding under the 2006 Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Three Months Ended March 31,		Cumulative Period From November 1, 2006 (Date of Inception) to March 31,
	2013	2012	2013
Cost of sales	$1	$—	$1
Research and development	$91	$37	$795
Selling, general and administrative	413	41	1,686

Total	$505	$78	$2,482

Stock-based compensation of $9,000 was capitalized into inventories for the three months ended March 31, 2013. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

11. Income Taxes

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. The Company had $16.4 million of federal credit carryforwards of which $15.9 million relates to Orphan Drug Credit claims for 2009 through 2012. These federal credit carryforwards were fully provided with 100% valuation allowance.

There was no interest or penalties accrued through March 31, 2013. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the U.S. and California. The Company is not currently under income tax examinations by any tax authorities.

12. Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss per share
Numerator:
Net loss attributable to common stockholders	$(8,975)	$(11,886)

Denominator:
Weighted-average number of common shares used in calculating net loss per share — basic and diluted outstanding	17,366,848	469,319

Net loss per share attributable to common stockholders — basic and diluted	$(0.52)	$(25.33)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Convertible preferred stock	—	6,575,637
Stock options	2,112,455	1,267,385
October 2007, April 2008, April 2011, April 2012 and September 2012 common stock warrants	38,261	296

Total	2,150,716	7,843,318

13. Subsequent Event

On April 29, 2013, the Company exercised its option to acquire BUPHENYL and AMMONUL from Valeant pursuant to the restated collaboration agreement, as discussed in Note 3. Pursuant to the restated collaboration agreement, Valeant has 20 days from the date of exercise to formally notify the Company whether it intends to retain rights to AMMONUL. If Valeant elects not to retain AMMONUL, the Company is obligated to pay $22.0 million, plus subsequent milestone and royalty payments, to Valeant. To fund this upfront payment, the Company may choose to draw on a loan commitment from Valeant, which would be payable over eight quarters. If Valeant elects to retain AMMONUL, Valeant must pay the Company $13.0 million upon close of the transaction, and the Company is obligated to pay subsequent milestone and royalty payments to Valeant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”).

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. We have developed our product, Ravicti™ (glycerol phenylbutyrate) Oral Liquid (“Ravicti”), to treat the most prevalent urea cycle disorders (“UCD”) and are developing Ravicti to treat hepatic encephalopathy (“HE”), two different diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or protein transporters that constitute the urea cycle, which in a healthy individual removes ammonia through the conversion of ammonia to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic disease which fluctuates in severity and may lead to serious neurological damage. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of Ravicti for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use for Ravicti include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase deficiency for whom the safety and efficacy of Ravicti has not been established, and UCD patients under two months of age for whom Ravicti is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest Ravicti. We commercially launched Ravicti during the first quarter of 2013. On May 1, 2013, we received notification from the FDA that Ravicti qualified for orphan drug exclusivity.

We originally obtained rights to develop Ravicti in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. (‘Valient”) on December 11, 2012. In March 2012, we purchased the worldwide rights to Ravicti for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of Ravicti. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we have an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. To fund this upfront payment, we may draw on a loan commitment from Ucyclyd, which loan would be payable over eight quarters. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd. Ucyclyd has until May 19, 2013, to exercise its option to retain AMMONUL at a purchase price of $32.0 million. If Ucyclyd exercises its option and retains AMMONUL, the upfront purchase price for Ucyclyd’s worldwide rights to BUPHENYL will be $19.0 million plus subsequent payments and milestones resulting in a net payment from Ucyclyd to us of $13.0 million upon close of the transaction.

We are a development stage company and have incurred net losses since our inception. As of March 31, 2013, we have a deficit accumulated during the development stage of $148.0 million. We recorded net losses of $9.0 million and $11.9 million for the three months ended March 31, 2013 and 2012, respectively. We expect to exit development stage designation when we have sufficient revenue from our principal operations. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of Ravicti in HE and preparing for the commercialization of BUPHENYL and AMMONUL, if purchased from Ucyclyd. In addition, any future acquisitions of products or product candidates may require additional capital and personnel.

In April 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on Ravicti versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin. We expect our research and development expenses to increase when we initiate a Phase III trial of Ravicti in HE. We will likely continue to incur significant commercial, sales, marketing and outsourced manufacturing expenses in connection with the commercialization of Ravicti in UCD. These increased expenses include payroll related expenses as we add employees in the commercial and regulatory departments, costs related to the initiation and operation of our distribution network, and marketing costs and general infrastructure expenses as we expand our organization. Accordingly, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

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

Prior to our IPO, substantially all of our operations were funded through the private placement of equity securities and convertible debt. Through December 31, 2011, we have raised net cash proceeds of approximately $66.1 million from the sale of convertible preferred stock and $15.3 million from the issuance of convertible notes, which subsequently converted into shares of convertible preferred stock. Additionally, during 2011 and the first quarter of 2012, we issued approximately $32.5 million of convertible notes.

On March 13, 2013, we completed a follow-on offering and issued 2,875,000 shares of our common stock at an offering price of $20.75 per share. In addition, we sold an additional 431,250 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at an offering price of $20.75 per share. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

Financial Overview

Net Revenue

For the period from inception to March 31, 2013, we have generated no revenue from the sale of any products other than product revenue generated during the first quarter of 2013 following FDA approval and the commercial launch of Ravicti. We have only generated limited revenue from the promotion of BUPHENYL and AMMONUL during 2007 and 2008.

Cost of sales

The manufacturing costs we incurred prior to FDA approval of Ravitcti have been recorded as research and development expenses in our condensed consolidated statement of operations. Our cost of sales during the quarter ended March 31, 2013 consists mainly of, royalty fees payable under our restated collaboration agreement with Ucyclyd, and other indirect costs including compensation cost of personnel, shipping and supplies. We expect that cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized.

Cost of sales in 2007 and 2008 were related to royalty payments to a third party in connection with the commissions received from Ucyclyd related to sales of BUPHENYL and AMMONUL under our prior collaboration agreement with Ucyclyd.

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

•	other consulting fees paid to third parties;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses;

•	expenses incurred to manufacture Ravicti prior to FDA approval.

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We have been developing Ravicti in both UCD and HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase agreement with Ucyclyd. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012
	(unaudited)
UCD Program	$926	$1,104
HE Program	314	873
Unallocated	609	6,925

Total	$1,849	$8,902

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

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our Ravicti development programs.

Selling, General and Administrative Expenses

Selling general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development, marketing, commercial and sales functions, including fees to third party vendors providing customer support services. Other significant expenses include consulting fees, allocated facilities expenses and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our selling, general and administrative expenses will increase with the continued commercialization of Ravicti, and BUPHENYL and AMMONUL, if purchased from Ucyclyd. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Other Income (Expense), net

In the three months ended March 31, 2013 other income (expense), net consists of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement. During the three months ended March 31, 2012, other income (expense), net consists primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. Under ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, we account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, at fair value and recorded as liabilities on the date of each issuance. The fair value was determined and subsequently re-measured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing of the IPO, we performed a final re-measurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the re-measurement to other income (expense), net. These warrants automatically net exercised into shares of common stock on July 31, 2012. As a result, these warrants will no longer be re-measured after July 31, 2012.

Income Taxes

Since inception, we have only generated revenues in the U.S. and have not generated revenues outside the U.S. The only revenues generated in the U.S. prior to the product sales of Ravicti in the three months ended March 31, 2013, have been from commissions for promotion services in 2007 and 2008 through the Ucyclyd collaboration agreement related to the sales of BUPHENYL and AMMONUL for UCD. We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the accompanying unaudited condensed consolidated financial statements and the Critical Accounting Policies and Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Annual Report on Form 10-K/A for the year ended December 31, 2012.

In relation to our commercial launch of Ravicti during the quarter ended March 31, 2013, we implemented the following new critical accounting policies:

Accounts Receivable

Our trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks and doubtful accounts. We estimates chargebacks and prompt-payment discounts based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs.

Inventories

Our inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. Our inventories consist of raw materials, supplies, and work in process and finished goods. We began capitalizing inventories post FDA approval of Ravicti on February 1, 2013 as the related costs were expected to be recoverable through the commercialization of the product. Our costs incurred prior to the FDA approval of Ravicti have been recorded as research and development expense in the condensed statements of operations. The costs of our inventories during the quarter ended March 31, 2013 consists mainly of packaging and labeling costs from our third party vendor, indirect costs including compensation cost of personnel and supplies. As of March 31, 2013, our inventories include $0.3 million of work in process and $0.2 million of finished goods. In the future, our capitalizable inventories will include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs attributable to the manufacture of inventories. If information becomes available that suggest that our inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classified inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next 12 months.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of our arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue

Our product revenue represents U.S. sales of Ravicti and we recognized revenue once all four revenue recognition criteria described above are met. During the first quarter of 2013, we began distributing Ravicti to two specialty pharmacies through a specialty distributor. The specialty pharmacies, then in turn dispensed Ravicti to patients in fulfillment of prescriptions. As Ravicti is a new product, and our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result of our inability to estimate product sales allowance at the time of sale to the specialty distributor, the price of Ravicti was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of Ravicti to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances could be reasonably estimated. We recognize revenue net of product sales allowances, including estimated rebates, chargebacks, prompt-payment discounts, returns, distribution service fees and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

Product Sales Allowances

We establish reserves for prompt-payment discounts, government and commercial rebates, product returns and chargebacks. Allowances relate to prompt-payment discounts and, are recorded at the time of revenue recognition, resulting in a reduction in product sales revenue and a decrease in trade accounts receivables. Accruals related to government rebates, product returns and other applicable allowances such as distributor fees are recognized at the time of revenue recognition, resulting in a reduction in product sales and an increase in accrued expenses or a reduction in the related accounts receivable depending on the nature of the sales deduction.

Cost of Sales

Costs incurred prior to FDA approval have been recorded as research and development expenses in our condensed consolidated statement of operations. Cost of sales during the quarter ended March 31, 2013 consists mainly of, royalty fees, and other indirect costs including compensation cost of personnel, shipping and supplies. We expect that cost of sales as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2013	2012
Product revenue, net	$783	$—	$783	100%
Cost of sales	68	—	68	100
Research and development	1,849	8,902	(7,053)	(79)
Selling, general and administrative	7,934	2,323	5,611	242
Interest income	1	4	(3)	(75)
Interest expense	(408)	(1,040)	(632)	(61)
Other income (expense), net	500	375	125	33

Revenues

During the three months ended March 31, 2013, $0.8 million of net product sales of Ravicti were recognized. Product revenues from the sale of Ravicti are recorded net of estimated product sales allowances including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts, sales returns and distribution fees.

Cost of Sales

We began capitalizing inventory costs after FDA approval of Ravicti as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our 2012 consolidated statement of operations. As a result, cost of sales for the next several quarters will reflect a lower average per unit cost of materials. Cost of sales for the quarter ended March 31, 2013 of $68,000, includes royalty costs based on our restated collaboration agreement with Ucyclyd and other indirect costs including compensation cost of personnel indirectly involved in the manufacturing process, cost of shipping and supplies.

Research and Development Expenses

Research and development expenses decreased by $7.1 million, or 79%, to $1.9 million for the three months ended March 31, 2013, from $8.9 million for the three months ended March 31, 2012. This decrease was primarily due to decreases of $0.8 million in clinical development costs due to completion of our HE Phase II trial in 2012 and due to a $5.7 million expense recognized pertaining to purchase of Ravicti which occurred in first quarter of fiscal 2012.

For the period from inception to March 31, 2013, research and development expenses amounted to $89.1 million. Research and development expenses comprise primarily clinical and pre-clinical development costs of $46.4 million, payroll related costs of $15.9 million, professional and consulting costs of $8.3 million, the expenses incurred for the purchase of Ravicti of $5.7 million, regulatory related costs of $3.9 million and amortization of development and promotion rights acquisition cost of $3.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.6 million, or 242%, to $7.9 million for the three months ended March 31, 2013, from $2.3 million for the three months ended March 31, 2012. This increase was primarily due to increases of $2.3 million in compensation expense as a result of hiring additional employees in the sales and marketing departments and $0.6 million in insurance and other office and administrative related expenses, $1.3 million in selling and marketing expenses pertaining to the Ravicti product launch and $0.4 million increase in consulting costs.

For the period from inception to March 31, 2013, selling, general and administrative expenses amounted to $45.6 million. Selling, general and administrative expenses comprise primarily of payroll related expenses of $17.4 million, professional and consulting costs of $18.3 million, office and rent related costs of $3.3 million and $4.5 million of selling and marketing related costs.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The changes in interest income were not significant for the three ended March 31, 2013 and 2012.

Interest Expense

We recognized $0.4 million in interest expense for the three months ended March 31, 2013, compared to $1.0 million for the three months ended March 31, 2012. Interest expense decreased for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012.

For the period from inception to March 31, 2013, interest expense amounted to $9.4 million primarily related to our interest expense on our convertible notes payable and our loan and security agreements entered into in 2007 and April 2012.

Other Income (Expense), net

Other income (expense), net, primarily relates to the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes.

During the three months ended March 31, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to restated collaboration agreement as discussed in Note 3 of the unaudited condensed consolidated statements.

During the three months ended March 31, 2012, we recorded a change in fair value of $0.5 million of expense and $0.2 million of income related to the common stock warrants and the preferred stock warrants, respectively. Additionally, we recorded $0.7 million to other income relating to the change in the fair value of call option liability upon issuance of convertible notes in February 2012.

For the period from inception to March 31, 2013, other income amounted to $1.7 million, consisting primarily of the change in fair value of our preferred stock liability associated with our Series C-2 convertible preferred stock, and the change in fair values of our common and preferred stock warrants and call option liability associated with our convertible notes. In addition $0.5 million relates to other income for the quarter ended March 31, 2013 as discussed in the preceding paragraph.

Liquidity and Capital Resources

Since our inception in November 2006, we have funded our operations primarily through proceeds from the sale of convertible preferred stock, bank debt, sales of our common stock and the issuance of convertible debt. During the three months ended March 31, 2013, we raised net proceeds of $63.7 from our follow-on offering. From inception through March 31, 2013, we have not generated any product revenue other than net product revenue of $0.8 million generated during the first quarter of 2013.

We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2013 and December 31, 2012, our principal sources of liquidity were our cash and cash equivalents, which totaled $102.7 million and $49.9 million, respectively.

From inception through March 31, 2013, we have received net cash proceeds of $66.1 million from the sale of convertible preferred stock, $15.3 million from the issuance of convertible notes which subsequently converted into shares of convertible preferred stock and $32.5 million from the issuance of convertible debt that was subsequently converted into common stock in July 2012 in connection with the closing of our IPO. In July 2012, we raised $51.3 million in net proceeds in our IPO. On March 13, 2013, we completed our follow-on offering and issued 2,875,000 shares of our common stock at an offering price of $20.75 per share. In addition, we sold an additional 431,250 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at an offering price of $20.75 per share. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

We currently have limited revenues as we recently began the commercialization of Ravicti during the quarter ended March 31, 2013. We believe that our existing cash and cash equivalents as of March 31, 2013, and our future expected product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
(In thousands)	2013	2012
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(10,752)	$(10,706)
Investing activities	(315)	(128)
Financing activities	63,880	7,552
Net increase (decrease) in cash and cash equivalents	$52,813	$(3,282)

The primary use of cash in operating activities for the three months ended March 31, 2013 and 2012 was to fund our operations related to the development and commercialization of Ravicti in UCD and HE, respectively. Cash used in operating activities of $10.8 million for the three months ended March 31, 2013 primarily related to our net loss of $9.0 million, adjusted for non-cash items such as $0.1 million of amortization of debt discount, $0.5 million of stock-based compensation expense and net cash outflow of $2.4 million related to changes in operating assets and liabilities. Cash used in operating activities of $10.7 million for the three months ended March 31, 2012 primarily related to our net loss of $11.9 million, adjusted for $0.4 million of amortization of debt discount and $1.1 million of net cash inflow related to changes in operating assets and liabilities. In addition, for the first three months of 2012, cash used in operating activities included the $5.7 million of expense incurred for the purchase of Ravicti.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2013 and $0.1 million for the three months ended March 31, 2012. Net cash used in investing activities for the three months ended March 31, 2013 consisted of property and equipment purchases of $0.3 million. For the three months ended March 31, 2012, net cash provided by investing activities consisted of an increase in restricted cash of $0.2 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million.

Net cash provided by financing activities amounted to $63.9 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by financing activities for the three months ended March 31, 2013 related primarily to the proceeds from our follow-on offering of $64.5 million (net of underwriting discounts and commissions), partially offset by our payments of notes payable in the amount of $0.7 million and proceeds from issuance of common stock in the amount of $ 0.1 million.

Future Funding Requirements

We will likely need to obtain additional financing to fund our future operations, supporting sales and marketing activities related to BUPHENYL and AMMONUL (if purchased from Ucyclyd), a Phase III trial in HE, as well as the development of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to

•	our ability to successfully commercialize BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of Ravicti and, if purchased from Ucyclyd, BUPHENYL and AMMONUL;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments:

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

We only started to generate product revenue during the quarter ended March 31, 2013 and otherwise had not generated revenue from the sale of products in the last three years. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.

We believe that our current cash and cash equivalents, which include the net proceeds from our IPO and follow-on offering will be sufficient to fund our operations for at least the next twelve months.

We have based these estimates on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we may not achieve the revenues we anticipated and our HE Phase III clinical trial may cost more than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for Ravicti, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize BUPHENYL and AMMONUL (if purchased from Ucyclyd). We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. During the three months ended March 31, 2013, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K/A for the year ended December 31, 2012.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On April 1, 2013, we completed the first of two phases of the implementation of our corporate-wide Enterprise Resource Planning (“ERP”) system. Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.

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

We have invested a significant portion of our efforts and financial resources in the development of Ravicti, which is currently our only product. As a result, our business is substantially dependent on our ability to successfully commercialize Ravicti. We launched Ravicti in March 2013. As a result, we may be unable to commercialize Ravicti successfully.

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

If we are unable to enter into agreements with third parties to distribute any of our UCD products to patients, our results of operations and business could be adversely affected.

We rely on third parties to distribute Ravicti to patients. We have contracted with a third-party logistics company to warehouse Ravicti and two specialty pharmacies to sell and distribute it to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions which require a high level of patient education and ongoing management. We have also contracted with a third-party call center to coordinate prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support. This distribution network requires significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from sales of Ravicti, and BUPHENYL and AMMONUL if we purchase these products from Ucyclyd. If we are unable to effectively manage the distribution process, the commercial launch and sales of our UCD products, as well as any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

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

If we are unable to successfully develop internal commercialization capabilities, we will be unable to successfully commercialize our UCD products.

We currently have limited internal capabilities for the commercialization of our UCD products. We will need to commit significant time and financial and managerial resources to develop and maintain a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to develop our commercialization capabilities include:

•	our inability to retain adequate numbers of effective commercial personnel;

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

•	our inability to manage an increase in our number of full-time employees in a matter of months; and

•	Unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

If we are not successful in maintaining ang effective sales and marketing infrastructure, we will have difficulty commercializing Ravicti, which would adversely affect our business and financial condition.

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

Ravicti may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. The degree of market acceptance of Ravicti will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of Ravicti as compared with any branded or generic forms of sodium phenylbutyrate;

•	the prevalence and severity of any side effects;

•	potential advantages over BUPHENYL or any generic versions of BUPHENYL;

•	the market price and patient out-of-pocket costs of Ravicti relative to BUPHENYL and other UCD treatment options, including any generics;

•	sufficient third-party coverage or reimbursement;

•	relative convenience and ease of administration;

•	willingness by patients to stop using sodium phenylbutyrate or any other UCD treatment options and to adopt Ravicti;

•	the strength of our sales and marketing organizations and our third-party distributors; and

•	the quality of our relationship with patient advocacy groups.

If we fail to achieve market acceptance of Ravicti, our revenue will be limited and it will be more difficult to achieve profitability, or profitability may not occur at all.

If we are unable to maintain orphan drug exclusivity for Ravicti in the United States, we may face increased competition.

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient and used for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. Ravicti was granted orphan drug designation by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2020, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of Ravicti are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or similar indication we may face increased competition, and our revenues from the sale of Ravicti will be adversely affected. Ravicti does not have orphan drug status in the EU or other regions of the world.

We have a history of net losses and may not achieve or maintain profitability.

We have a limited operating history and only recently received FDA approval for Ravicti, which we initiated commercial sales of during the first quarter of 2013. We have funded our operations primarily from sales of our equity and debt securities. We have incurred losses in each year since our inception and through March 31, 2013, had an accumulated deficit totaling $148.0 million. Our net losses were $9.0 million and $11.9 million for the quarter ended March 31, 2013 and 2012, respectively, $32.3 million for the year ended December 31, 2012, $29.4 million for the year ended December 31, 2011 and $25.5 million for the year ended December 31, 2010. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ravicti for us to achieve or maintain profitability on a timely basis, or at all.

We expect to incur increased selling, general and administrative expenses during the remainder of this year versus comparable periods last year due to higher sales and marketing expenses related to the commercialization of Ravicti, as well as additional full-year expenses related to operating as a public company. In addition, we expect increased research and development expenses related to our expected HE Phase III trial and for required post-marketing studies for UCD. We also expect to continue to incur significant losses for the foreseeable future. Additionally, our operating expenses may increase significantly if we in-license other products or product candidates. Further, because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

The course of treatment for UCD patients is and will continue to be expensive. We currently expect that the average price per patient year for Ravicti will be between $250,000 and $290,000. We expect UCD patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Ravicti without reimbursement from third-party payors. Even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected. In addition, we expect to provide Ravicti at no cost to qualified patients without insurance or without coverage for Ravicti. If the numbers of patients that qualify for these programs is higher than our current estimates, our revenues and gross margins will be adversely affected.

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

We estimate that the number of individuals in the United States with UCD is approximately 2,100, of which approximately 1,100 are currently diagnosed and approximately 500 are treated with BUPHENYL. As of Ravicti’s FDA approval on February 1, 2013, 75 UCD patients greater than two years of age were being treated with Ravicti in our ongoing long-term safety clinical trials in the United States. Of these, we estimate that approximately 60% are children and 40% are adults. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with UCD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, if we are unable to successfully convert patients from BUPHENYL to Ravicti, it will be more difficult to achieve profitability, or profitability may not occur at all.

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

We are subject to antitrust review due to our exercise of our option to purchase Ucyclyd’s worldwide rights for BUPHENYL and AMMONUL on April 29, 2013, including, if the necessary jurisdictional thresholds are met at that time, review under the HSR Act. Even if the planned purchase is approved, the terms and conditions of the approval that is granted, if accepted by the parties, may impose requirements, limitations and additional costs and place restrictions on the conduct of our business. There is no assurance that we will receive the necessary approvals under the HSR Act or that any other conditions, terms, obligations, or restrictions sought to be imposed, if accepted, would not have a material adverse effect on us. If the government challenges the purchase under the HSR Act and the challenge cannot be resolved by consent decree, our restated collaboration agreement with Ucyclyd will automatically terminate and we would not have any rights to BUPHENYL or AMMONUL. In addition, whether or not HSR filings are required to purchase Ucyclyd’s worldwide rights for BUPHENYL and AMMONUL, federal antitrust regulators could, before or after the purchase, take any action under the antitrust laws that they consider necessary or desirable in the public interest, including seeking to enjoin the purchase or to seek the divestiture of assets or the imposition of licensing obligations on us. Private parties as well as State Attorneys General and foreign antitrust regulators may also bring legal actions under the antitrust laws under some circumstances, the outcome of which could have a material adverse effect on us.

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

In addition to competition from BUPHENYL, in November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of sodium phenylbutyrate tablets and in March 2013, Sigmapharm Laboratories, LLC received FDA approval for a generic version of sodium phenylbutyrate power both of which may compete with Ravicti and BUPHENYL in treating UCD.

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

If we are unable to maintain an effective direct sales force in the United States, our business may be harmed.

We market Ravicti directly to physicians in the United States through our own sales force. We will need to incur significant additional expenses and commit significant additional management resources to train our sales force to market and sell Ravicti, and BUPHENYL and AMMONUL if we purchase Ucyclyd’s worldwide rights to those products. We may not be able to successfully establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote Ravicti, and BUPHENYL and AMMONUL if purchased from Ucyclyd, our business may be harmed.

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

Risks Related to Our Financial Position and Need for Additional Capital

We currently have a limited source of revenue and may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. We have generated no revenue in the last three years; however, we have generated product revenue during the first quarter of 2013 due to the FDA approval and commercialization of Ravicti. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	set an acceptable price for our products;

•	obtain commercial quantities of our UCD products at acceptable cost levels;

•	obtain adequate reimbursement from third-party payors;

•	successfully market and sell our UCD products in the United States;

•	delay the introduction and impact of generic versions of our UCD products;

•	maintain our licenses or sublicenses to intellectual property rights to Ravicti; and

•	maintain existing distribution agreements for BUPHENYL and AMMONUL, if we purchase these products, outside the United States.

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

We have incurred losses in each year since our inception on November 1, 2006. Our losses were $9.0 million and $11.9 million during the first quarter of 2013 and 2012, respectively and $32.3 million in fiscal 2012, $29.4 million in fiscal 2011 and $25.5 million in fiscal 2010. As of March 31, 2013, we had a deficit accumulated during the development stage of $148.0 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. Ravicti will require significant marketing efforts and substantial investment before it can provide us with any revenue. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for Ravicti and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We may need to obtain additional financing to fund our operations.

We may need to obtain additional financing to fund the Phase III HE trial if the design is materially different from what we currently expect and for the commercial launch of Ravicti in HE if we are approved in this indication. We will likely need to obtain additional financing for development of any additional product candidates we might acquire. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Ravicti for the treatment of UCD, and BUPHENYL and AMMONUL if purchased from Ucyclyd;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of Ravicti and BUPHENYL, and AMMONUL if purchased from Ucyclyd;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	changes to the design of our clinical trials; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

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

On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd. Until we close the transaction, Ucyclyd has full control over the commercialization of BUPHENYL and AMMONUL and we are entirely dependent on Ucyclyd to preserve the value of the businesses related to these products.

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

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our current and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the United States and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

Any future collaboration that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We own a first set of pending patent applications in the United States, Europe, Japan, and Canada, and a second set of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of Ravicti. If granted, these applications could extend patent protection until 2029 to 2032; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the blood were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years. We own one patent application for which it has been advised by the USPTO that claims are allowed. Assuming that these patent issues, it may be subject to challenge by competitors and invalidated.

Ravicti holds orphan drug exclusivity for UCD until February 2020.

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, (“ANDA”), seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Hatch-Waxman also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or

505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

The composition of matter patent and orphan drug exclusivity for BUPHENYL have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, a competitor could at any time submit an ANDA for a generic version of BUPHENYL and request immediate approval. We are aware of one ANDA for sodium phenylbutyrate tablets, which was approved in the fourth quarter of 2011 and one for sodium phenylbutyrate powder which was approved in the first quarter of 2013. The ANDA process is a confidential one, so there may be other BUPHENYL ANDAs pending.

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

Forecasting sales of Ravicti, and BUPHENYL or AMMONUL if purchased from Ucyclyd, may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected.

Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. If our revenues from Ravicti sales are lower than we anticipate or revenue is deferred, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

There are inherent uncertainties involved in the estimates, judgments and assumptions used in the preparation of our financial statements, and any changes in those estimates, judgments and assumptions could have a material adverse effect on our financial condition and results of operations.

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included in Note 2—“Summary of Significant Accounting Policies” of the notes to unaudited condensed consolidated financial statements included in this report. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results. The preparation of our financial statements require us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. Significant estimates made by us include assumptions used in the determination of revenue recognition and the calculation of reserves, the fair value of marketable securities, revenue from the collaboration agreement, multiple element arrangements, fair value measurement of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation and the provision for income taxes. Although we base our estimates and judgments on historical experience, our interpretation of existing accounting literature and on various other assumptions that we believe to be reasonable under the circumstances, if our interpretation or application of existing accounting literature is deemed to be materially incorrect, actual results may differ materially from these estimates.

A failure to maintain optimal inventory levels to meet commercial demand for our products could harm our reputation and subject us to financial losses.

Because accurate product planning is necessary to ensure that we maintain optimal inventory levels, significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, such charges could have a material adverse effect on our financial condition and results of operations. Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. If our manufacturers are unsuccessful in obtaining raw materials and manufacture, if we are unable to release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and brands could be harmed, and physicians may be less likely to recommend our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 38 employees as of March 31, 2013. In order to commercialize our products, we will need to substantially increase our operations, including expanding our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

If we acquire additional products, including BUPHENYL and AMMONUL, or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

To remain competitive, we may decide to acquire additional products or technologies. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd. Unless Ucyclyd elects to retain AMMONUL, we will owe Ucyclyd $22.0 million for these two products. We have no experience in successfully acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate BUPHENYL and AMMONUL, if Ucyclyd does not elect to retain it, without a significant expenditure of operating, financial and management resources, if at all. Furthermore, sales of BUPHENYL and AMMONUL may not generate sufficient revenue to offset the costs of acquisition. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

•

an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences or substantial depreciation;

•	we may encounter difficulties in assimilating and integrating the technologies or products that we acquire;

•	acquisitions may require significant capital infusions and the acquired products or technologies may not generate sufficient revenue to offset acquisition costs;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management; and

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations

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

The trading price of our common stock has been and is likely to continue to be volatile. Our closing stock price as reported on the NASDAQ Global Stock Market has ranged from $10.04 to $26.26, through May 8, 2013. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

any associated delays or difficulties in completing the purchase of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL or otherwise acquiring such rights, including as a result of antitrust review of the transaction;

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, own approximately 60.2% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of March 31, 2013, we have used a portion of the proceeds from the sale of these securities to fund operations, capital expenditures, working capital and other general corporate purposes.

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

Hyperion Therapeutics, Inc.

Date: May 10, 2013	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2013	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

4.3	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.4	Form of Warrant to Purchase Stock issued pursuant to the SVB Loan and Security Agreement (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

10.1†	Distribution Services Agreement by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35614, as filed with the SEC on February 20, 2013.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Registrant has received confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality treatment. The omitted portions have been filed separately with the SEC.