Form 10-Q/A
period 2013-06-30
HYPERION THERAPEUTICS INC
filed 2013-08-15
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, the number of outstanding shares of the registrant’s common stock was 20,087,200.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc.TM , RAVICTI and BUPHENYL are our trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the commercial launch and future sales of or any other future products or product candidates;

•	our expectations regarding the commercial supply of our UCD products;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD or HE patient market size and market adoption of RAVICTI by physicians and patients;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of RAVICTI for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	impact of accounting standards; and

•	repayment of notes payable.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$109,727	$49,853
Accounts receivable, net	1,723	—
Inventories	4,992	—
Prepaid expenses and other current assets	599	1,155
Total current assets	117,041	51,008
Property and equipment, net	431	49
Intangible asset, net	16,171	—
Other non-current assets	57	147
Total assets	$133,700	$51,204
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,057	$2,177
Accrued liabilities	4,612	2,540
Deferred revenue	110	—
Notes payable, current portion	5,406	4,348
Total current liabilities	12,185	9,065
Notes payable, net of current portion	5,248	7,750
Total liabilities	17,433	16,815
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at June 30, 2013 and December 31, 2012; 20,087,200 and 16,646,269 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	239,215	173,384
Accumulated deficit	(122,950)	(138,997)
Total stockholders’ equity	116,267	34,389
Total liabilities and stockholders’ equity	$133,700	$51,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenue, net	$7,305	$—	$8,088	$—
Total revenues	7,305	—	8,088	—
Costs and expenses:
Cost of sales	875	—	943	—
Research and development	2,562	2,732	4,401	11,640
Selling, general and administrative	9,220	2,023	17,164	4,340
Amortization of intangible asset	329	—	329	—
Total costs and expenses	12,986	4,755	22,837	15,980
Loss from operations	(5,681)	(4,755)	(14,749)	(15,980)
Interest income	11	3	12	7
Interest expense	(387)	(1,282)	(795)	(2,322)
Gain from settlement of retention option (Note 4)	31,079	—	31,079	—
Other income (expense) - net	—	(1,128)	500	(753)
Net income (loss)	$25,022	$(7,162)	$16,047	$(19,048)
Net income (loss) per share attributable to common stockholders:
Basic	$1.25	$(15.26)	$0.86	$(40.59)
Diluted	$1.17	$(15.26)	$0.80	$(40.59)
Weighted average number of shares used to compute net income (loss) per share of common stock:
Basic	20,050,987	469,319	18,716,332	469,319
Diluted	21,358,275	469,319	19,978,089	469,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$16,047	$(19,048)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	51	7
Amortization of debt discount	261	822
Re-measurement of warrants liability	—	1,445
Re-measurement of call option liability and preferred stock liability	—	(737)
Stock-based compensation expense	1,756	320
Amortization of debt issuance costs	17	48
Amortization of intangible asset	329	—
Gain from settlement of retention option (Note 4)	(31,079)	—
Changes in assets and liabilities
Accounts receivable	(1,723)	—
Inventories, net of acquisition	(1,065)	—
Prepaid expenses and other current assets	272	266
Other non-current assets	73	(137)
Accounts payable	(120)	(267)
Deferred revenue	110	—
Accrued liabilities and other non-current liabilities	2,072	786
Net cash used in operating activities	(12,999)	(16,495)
Cash flows from investing activities
Acquisition of property and equipment	(433)	(13)
Option to purchase rights to BUPHENYL and AMMONUL (Notes 3 and 4)	—	(283)
Acquisition of rights to BUPHENYL, net of AMMONUL option (Note 4)	10,962	—
Change in restricted cash	—	329
Net cash provided by investing activities	10,529	33
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	64,488	—
Proceeds from issuance of common stock	337	48
Proceeds from issuance of convertible notes payable	—	7,504
Proceeds from issuance of notes payable	—	10,000
Payments of offering costs	(776)	(809)
Principal payments under notes payable	(1,705)	—
Net cash provided by financing activities	62,344	16,743
Net increase in cash and cash equivalents	59,874	281
Cash and cash equivalents, beginning of period	49,853	7,018
Cash and cash equivalents, end of period	$109,727	$7,299
Supplemental cash flow information
Cash paid for interest	$532	$105
Supplemental disclosure of noncash investing and financing activities
Stock-based compensation capitalized into inventories	26	—
Option to purchase rights to BUPHENYL and AMMONUL (Note 4)	283	—
Warrants issued in connection with notes payable	—	1,228
Deferred offering costs in accounts payable and accrued liabilities	—	566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Formation and Business of the Company

Hyperion Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on November 1, 2006. The Company was in the development stage from inception through March 31, 2013. During this period, the Company’s activities consisted primarily of raising capital, negotiating a promotion and drug development collaboration agreement, establishing a management team and performing drug development activities. The Company launched RAVICTI® (glycerol phenylbutyrate) Oral Liquid during the quarter ended March 31, 2013 and acquired BUPHENYL® (sodium phenylbutyrate) Tablets and Powder in May 2013. During the quarter ended June 30, 2013, the Company had significant revenues from principal operations and therefore, ceased being a development stage company.

The Company is a commercial stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. The Company has developed RAVICTI to treat the most prevalent urea cycle disorders (“UCD”) and is developing glycerol phenylbutyrate (“GPB”) for the potential treatment of hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product, RAVICTI, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. On May 31, 2013, the Company acquired BUPHENYL, an FDA-approved therapy for treatment of the most prevalent UCD, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). Subsequent to the acquisition on May 31, 2013, the Company started selling BUPHENYL Tablets and Powder within and outside the United States.

Hyperion Therapeutics Limited was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales and is wholly owned by the Company. Since formation, there has been no activity in Hyperion Therapeutics Limited.

On July 31, 2012, the Company completed its initial public offering (“IPO”) and the shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million.

On March 13, 2013, the Company completed its follow-on offering and issued 2,875,000 shares of its common stock at an offering price of $20.75 per share. In addition, the Company sold an additional 431,250 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at the offering price of $20.75 per share. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the six months ended June 30, 2013, the Company incurred a loss from operations of $14.7 million and used $13.0 million of cash in operations. At June 30, 2013, the Company had an accumulated deficit of $123.0 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of GPB for the treatment of patients with episodic HE. In addition, the Company expects to incur increased sales and marketing expenses for RAVICTI and BUPHENYL in UCD. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

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

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets, intangible asset valuation, preclinical and clinical trial accruals, research and development expenses, stock-based compensation expense, income taxes, revenue recognition and product sales allowances. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the interim condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. In particular, certain sales and marketing expenses have been combined with general and administrative expenses in the condensed consolidated statement of operations. The result of this reclassification had no impact on the previously reported net loss or condensed consolidated balance sheet.

Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. See Note 5, Fair Value Measurements, regarding the fair value of the Company’s notes payable.

Business Combinations

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred.

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks, and doubtful accounts. Estimates for chargebacks and prompt-payment discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs.

Inventories

Inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method and consists of raw materials and supplies, work in process and finished goods. Costs to be capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs such as ancillary supplies.

Subsequent to FDA approval of RAVICTI on February 1, 2013, the Company began capitalizing RAVICTI inventories as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of RAVICTI have been recorded as research and development expense in the condensed consolidated statements of operations. If information becomes available that suggest that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories.

Products that have been approved by the FDA or other regulatory authorities, such as RAVICTI are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of RAVICTI utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

On May 31, 2013, the Company acquired BUPHEYNY including inventory from Ucyclyd (see Note 4). The Company recorded these inventories at fair value in the amount of $3.9 million on the acquisition date. The Company will expense the difference between the fair value and book value of inventory as that inventory is sold. The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment.  Intangible assets with finite lives are amortized over their estimated useful lives. The Company’s intangible asset pertains to BUPHENYL product rights (see Note 7). Intangible assets are amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of  the intangible asset.

Impairment of Long-lived Assets

The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value determined using projected discounted future net cash flows arising from the assets.

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

Product Revenue, net: The Company’s product revenue represents sales of RAVICTI and BUPHENYL which are recognized once all four revenue recognition criteria described above are met. The Company recognizes revenue net of product sales allowances. Product shipping and handling costs are included in cost of sales.

• During 2013, the Company began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispensed RAVICTI to patients in fulfillment of prescriptions. As RAVICTI is a new product, and the Company’s first commercial product, the Company could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. The Company does not record revenue on shipments of RAVICTI to the specialty distributor, until the product was shipped to patients by the specialty pharmacies at which time the related product sales allowances could be reasonably estimated.

• As discussed in Note 1, on May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. The Company sells BUPHENYL in the United States to a specialty distributor who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. The Company records revenue on product shipments to the specialty distributor upon receipt by the specialty distributor. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or their acceptance period has expired whichever comes first.

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

• Prompt-payment discounts: The specialty distributor and specialty pharmacies are offered prompt payment discounts. The Company expects the specialty distributor and specialty pharmacies will earn prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the condensed consolidated balance sheet.

• Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on historical data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the condensed consolidated balance sheet.

• Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which primarily consist of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. For BUPHENYL, the allowance for chargebacks is based on historical sales data and known sales to contracted customers. For RAVICTI, the allowance for chargebacks is based on known sales to contracted customers. For qualified programs that can purchase the Company’s products through distributors at a lower contractual government price, the distributors charge back to the Company the difference between their acquisition cost and the lower contractual government price.

• Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage Gap are recorded in accrued liabilities on the condensed consolidated balance sheet.

• Distribution Service Fees: The Company has a written contract with the specialty distributor that includes terms for distribution-related fees. Distributor fees are calculated at percentage of gross sales based upon agreed contracted rate. The Company accrues distributor fees at the time of the revenue recognition, resulting in reduction of product sales revenue and the recording of accrued liabilities on the condensed consolidated balance sheets. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

• Product Returns: Consistent with industry practice, the Company generally offers customers a limited right to return. The Company accepts returns of products from patients resulting from breakage as defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded as accrued liabilities on the condensed consolidated balance sheet.

Co-payment assistance: The Company provides a cash donation to a non-profit third party organization which supports patients, who have commercial insurance and meet certain financial eligibility requirements, with co-payment assistance and travel costs. The amount of co-payment assistance is accounted for by the Company as a reduction of revenues.

Cost of sales

Cost of sales includes third-party manufacturing cost of products sold, royalty fees, and other indirect costs related to personnel compensation, shipping and supplies.

Costs incurred prior to FDA approval of RAVICTI have been recorded as research and development expense in the Company’s condensed consolidated statement of operations. The Company expects that cost of RAVICTI sales as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized.

Cost of BUPHENYL sales as a percentage of revenue was higher and not indicative cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as that inventory is sold. (See Notes 4 and 6).

Comprehensive Loss

For all periods presented, the comprehensive income (loss) was equal to the net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying interim condensed consolidated financial statements.

Net Income (Loss) per Share of Common Stock

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standard Update (“ASU”) No. 2013-02, Comprehensive Income: Reporting of amounts reclassified out of other comprehensive income. Under the amendments of this update an entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard was effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. Early adoption was permitted. The Company adopted this guidance on January 1, 2013. The implementation did not have an impact on the Company’s financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefits being settled. The provisions of this update will be effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within fiscal years with early adoption and retrospective application permitted. The Company believes the adoption of this new guidance will not have a material impact on its consolidated results of operations or financial position.

3. Collaboration Agreement with Ucyclyd Pharma, Inc.

In March 2012, the Company entered into the purchase agreement with Ucyclyd under which the Company purchased the worldwide rights to RAVICTI and the amended and restated collaboration agreement (the “restated collaboration agreement”) under which Ucyclyd granted the Company an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23,

2007, as amended. The entry into the purchase agreement and the restated collaboration agreement resolved a dispute that the two parties had with respect to their rights under the prior collaboration agreement.

Under the purchase agreement, the Company made a payment of $6.0 million of which (i) $5.7 million was allocated to the worldwide rights to RAVICTI and (ii) $0.3 million was allocated to the option to purchase rights to BUPHENYL and AMMONUL, based on their relative fair values. The allocated amount to the rights to RAVICTI of $5.7 million was recorded to research and development expense in the consolidated statements of operations for the period ended March 31, 2012 due to the uncertainty of an alternative future use. The allocated amount for the option to purchase rights to BUPHENYL and AMMONUL in the amount of $0.3 million was included within other current assets and was subsequently offset against the gain recognized from the settlement of retention option (see Note 4).

The Company will also pay tiered mid to high single digit royalties on global net sales of RAVICTI and may owe regulatory milestones of up to $15.8 million related to approval of GPB in HE, regulatory milestones of up to $7.3 million per indication for approval of GPB in indications other than UCD or HE, and net sales milestones of up to $38.8 million if GPB is approved for use in indications other than UCD (such as HE) and all annual sales targets are reached.

In addition, the intellectual property license agreements executed between Ucyclyd and Dr. Marshall L. Summar, (“Summar”) and Ucyclyd and Brusilow Enterprises, LLC, (“Brusilow”) were assigned to the Company, and the Company has assumed the royalty and milestone obligations under the Brusilow agreement for sales of RAVICTI in any indication and the royalty obligations under the Summar agreement on sales of GPB to treat HE. The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

Under the terms of the restated collaboration agreement, the Company had an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain rights to AMMONUL. The Company was permitted to exercise this option for 90 days beginning on the earlier of the date of the approval of RAVICTI for the treatment of UCD and June 30, 2013, but in no event earlier than January 1, 2013. The upfront purchase price for AMMONUL and BUPHENYL will be $22.0 million. If the RAVICTI New Drug Application (“NDA”) for UCD was not approved by January 1, 2013, then Ucyclyd will be obligated to make monthly payments of $0.5 million to the Company until the earliest of (1) FDA approval of the RAVICTI NDA for UCD, (2) June 30, 2013 and (3) the Company’s written notification of the decision not to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL.

On February 1, 2013, the FDA approved RAVICTI for the treatment of UCD in adult and pediatric patients two years of age and older. In accordance with the restated collaboration agreement, Ucyclyd made a payment of $0.5 million during the quarter ended March 31, 2013.

On April 29, 2013, the Company exercised its option to purchase BUPHENYL and AMMONUL. Ucyclyd subsequently exercised its time-limited right to elect to retain all rights to AMMONUL for a contractual purchase price of $32.0 million (“retention amount”). Upon closing of the transaction, Ucyclyd paid the Company a net payment of $13.0 million, which reflects the Company’s contractual purchase price for Ucyclyd’s worldwide rights to BUPHENYL in the amount of $19.0 million being off set against Ucyclyd’s retention amount for AMMONUL. The Company has retained a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

4.  Acquisition of BUPHENYL from Ucyclyd Pharma, Inc.

Description of the Transaction

As discussed in Note 3, under the terms of the restated collaboration agreement, on April 29, 2013, the Company exercised its option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL. On May 17, 2013 Ucyclyd exercised it’s time-limited right to elect to retain all rights to AMMONUL. On May 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of BUPHENYL. Accordingly, BUPHENYL results are included in Hyperion’s consolidated financial statements from the date of the acquisition. For the period from June 1, 2013 to June 30, 2013, BUPHENYL net revenue was $1.1 million and net income was not material.

The Company acquired BUPHENYL to enhance its commercial product portfolio and to allow the Company an opportunity to serve the entire UCD patient population, including those less than two years of age or for those patients who may prefer BUPHENYL.

Purchase Consideration and Assets Acquired

The Company accounted for the acquisition of BUPHENYL as a business combination under the acquisition method of accounting. On the Acquisition Date, the Company received a net payment of $11.0 million, which reflected the $32.0 million retention amount for AMMONUL due to the Company less the $19.0 million contractual purchase price for BUPHENYL due to Ucyclyd and a $2.0 million payment due to Ucyclyd for inventory that the Company purchased from Ucyclyd.

The fair value of purchase consideration was estimated based upon the fair value of assets acquired. The estimated fair value attributed to the BUPHENYL product rights was determined on a discounted forecast of the estimated net future cash flows to be generated from the product rights (see Note 7) and has an expected useful life of 10 years. The following table summarizes the provisional allocation of purchase price to the fair values of the assets acquired as of the acquisition date:

(in thousands)
Inventories	$3,900
Intangible Asset – BUPHENYL Product rights	16,500
Total	$20,400

The amounts above are considered preliminary and are subject to change once Hyperion finalizes its determination of the fair value of assets acquired under the acquisition method. Thus, these amounts are subject to refinement and final determination of the values of assets acquired and may result in adjustments to the values presented above.

Gain from settlement of retention option

In connection with the allocation between the BUPHENYL acquistion described above and Ucyclyd’s exercise of its retention option, the Company recorded a gain of approximately $31.1 million. The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. The following table summarizes the results of the Company’s allocation:

(in thousands)
Ucyclyd’s retention option amount	$32,000
Amount due to Ucyclyd for BUPHENYL product rights	(19,000)
Amount due to Ucyclyd for inventory	(2,038)
Net payment received from Ucyclyd	10,962
Option to purchase the rights to BUPHENYL and AMMONUL	(283)
Fair value of BUPHENYL	20,400
Gain from settlement of retention option	$31,079

Pro forma Impact of Business Combination

The following consolidated pro forma information is based on the assumption that the acquisition occurred on January 1, 2012.  The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisition during these periods or which might be reported in the future. The unaudited pro forma information reflects primarily the application of the following adjustments:

•	elimination of the historical intangible asset amortization expense of this acquisition;

•	amortization expense related to the fair value of intangible asset acquired;

•	the exclusion of acquisition-related costs, incurred for this acquisition; and

•	the exclusion of the step-up value related to inventory sold that was acquired as part of the acquisition. Such amounts was included in the applicable comparative period for purposes of pro forma financial information.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed on January 1, 2012. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net revenues	$9,152	$7,439	$18,784	$13,622
Net income (loss)	25,627	(2,804)	20,806	(13,513)

Acquisition-related Costs

Acquisition related expenses consist of transaction costs which represent external costs directly related to the acquisition of BUPHENYL and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition. Acquisition related expenses for the three and six months ended June 30, 2013 were $0.3 million and $0.4 million, respectively.

5. Fair Value Measurements

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$38,005	$—	$—
	$38,005	$—	$—

	December 31, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$45,003	$—	$—
	$45,003	$—	$—

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of June 30, 2013 (in thousands):

	June 30, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$10,654	$11,362

The fair value of the April and September 2012 Notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. The notes payable are classified within Level 3 of the hierarchy of fair value measurements.

6. Inventories

The following table represents the components of inventories (in thousands):

	June 30, 2013	December 31, 2012
Raw Materials	$1,080	$—
Work in process	72	—
Finished goods	3,840	—
Total	$4,992	$—

As discussed in Note 4, on May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. As part of the acquisition, the Company purchased inventories from Ucyclyd and the Company recorded these inventories at fair value in the amount of $3.9 million on the Acquisition Date (see Note 4).

7. Intangible Asset

As discussed in Notes 3 and 4, the Company acquired BUPHENYL and as part of this transaction, the Company recognized $16.5 million of an intangible asset relating to BUPHENYL product rights. The estimated fair value attributed to the BUPHENYL product rights was determined on a discounted forecast of the estimated net future cash flows to be generated from the product rights. Intangible assets are amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset. The Company estimated the useful life of the BUPHENYL product rights to be 10 years.

Intangible asset amortization expense was $0.3 million for the three and six months ended June 30, 2013.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2013	2014	2015	2016	2017
Amortization expense	$2,312	$4,548	$2,412	$1,372	$1,243

8. Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	June 30, 2013	December 31, 2012
Pre-clinical and clinical trial expenses	$514	$583
Payroll and related expenses	1,918	1,457
Sales related accruals	1,499	—
Interest payable	80	93
Other	601	407
	$4,612	$2,540

9. Notes Payable

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

For the three and six months ended June 30, 2013, the Company recorded amortization of debt discount of $0.1 million and $0.3 million, respectively, related to the April 2012 Notes and September 2012 Note.

10. Warrants

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

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012 (Note 9), the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). As of June 30, 2013, the April 2012 common stock warrants had been fully exercised.

September 2012 Common Stock Warrants

In connection with the September 2012 Note, the Company issued warrants to the Lender to purchase a total of 8,408 shares of common stock. The warrants are exercisable at $5.05 per share and expire in September 2022 (the “September 2012 common stock warrants”). As of June 30, 2013, the September 2012 common stock warrants had been fully exercised.

The following table summarizes the outstanding warrants and the corresponding exercise price as of June 30, 2013 and December 31, 2012:

	Number of Shares Outstanding
	June 30, 2013	December 31, 2012	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05
April 2012 common stock warrants	—	75,974	4.08
September 2012 common stock warrants	—	8,408	5.05
Total	274	84,656

11. Commitments and Contingencies

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

The Company is contingently committed for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under the restated collaboration agreement and purchase agreement with Ucyclyd (Note 3). The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of GPB for HE.

12. Stockholders’ Equity

On March 13, 2013, the Company completed its follow-on offering and issued 2,875,000 shares of its common stock at an offering price of $20.75 per share. In addition, the Company sold an additional 431,250 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at an offering price of $20.75 per share. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million. As a result of these transactions, the Company issued a total of 3,306,250 shares of its common stock during the three months ended March 31, 2013.

13. Stock Option Plan

In April 2012, the board of directors of the Company adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”). The Company’s stockholders approved the 2012 Plan in July 2012. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012

As of June 30, 2013, the Company had 749,611 shares of common stock available for issuance and 1,079,747 options and 21,000 restricted stock units (“RSU’s”) outstanding under the 2012 Plan. During the six months ended June 30, 2013, the board of directors approved the grants of 839,515 stock options at exercise prices in the range of $18.24—$25.82 and 21,000 RSU’s under the 2012 Plan. In addition, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan on January 1, 2013, the shares available for issuance under the 2012 Plan increased by 665,850 shares.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of June 30, 2013, there were 1,584,977 options outstanding under the 2006 Plan.

During the quarter ended June 30, 2013, the Company modified certain stock options and recorded an expense of $0.2 million related to this modification in its condensed consolidated statements of operations.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and RSU’s is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$2	$—	$3	$—
Research and development	143	102	235	139
Selling general and administrative	1,108	140	1,521	181
Total	$1,253	$242	$1,759	$320

Stock-based compensation of $17,000 and $26,000 was capitalized into inventories for the three and six months ended June 30, 2013. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

14. Income Taxes

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

The Company did not record any income tax expense for the three and six month periods ended June 30, 2013. Expected taxable income in 2013 will be offset by federal and state net operating losses and credits.

There was no interest or penalties accrued through June 30, 2013. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the United States and California. The Company is not currently under income tax examinations by any tax authorities.

15. Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Historical net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$25,022	$(7,162)	$16,047	$(19,048)
Denominator:
Weighted-average number of common shares outstanding — basic	20,050,987	469,319	18,716,332	469,319
Dilutive effect of stock-options and awards	1,307,288	—	1,261,757	—
Weighted average common shares outstanding — dilutive	21,358,275	469,319	19,978,089	469,319
Net income (loss) per share:
Basic	$1.25	$(15.26)	$0.86	$(40.59)
Diluted	$1.17	$(15.26)	$0.80	$(40.59)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share, as the effect of including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convertible preferred stock	—	6,575,637	—	6,575,637
Stock options	675,969	1,717,337	380,745	1,717,337
October 2007, April 2008 and 2012 common stock warrants	274	76,270	274	76,270
Total	676,243	8,369,244	381,019	8,369,244

16. Related Party Transaction

As  part of the Company’s acquisition of BEPHENYL (see Note 4), the Company assumed the existing BUPHENYL distributors agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). SOBI’s chairman, Bo Jesper Hansen, is member of the Company’s Board of Directors. During the first half of 2013 there have been no revenues recognized or expenses incurred related to this agreement.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. We have developed our product, RAVICTI® (glycerol phenylbutyrate) Oral Liquid, to treat the most prevalent urea cycle disorders (“UCD”) and are developing glycerol phenylbutyrate (“GPB”) to treat hepatic encephalopathy (“HE”), two different diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or protein transporters that constitute the urea cycle, which in a healthy individual removes ammonia through the conversion of ammonia to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic disease which fluctuates in severity and may lead to serious neurological damage. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use for RAVICTI include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase deficiency for whom the safety and efficacy of RAVICTI has not been established, and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI. We commercially launched RAVICTI during the first quarter of 2013. On May 1, 2013, we received notification from the FDA that RAVICTI qualified for orphan drug exclusivity.

We originally obtained rights to develop RAVICTI in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). In March 2012, we purchased the worldwide rights to RAVICTI for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of RAVICTI. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we had an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, an FDA approved therapy for treatment of the most prevalent UCDs and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd and subsequently, Ucyclyd exercised its option to retain AMMONUL. On May 31, 2013, we completed the acquisition of BUPHENYL and we received a net payment of $11.0 million which reflected the $32.0 million contractual purchase price for AMMONUL due to us less the $19.0 million contractual purchase price for BUPHENYL due to Ucyclyd and $2.0 million payment due to Ucyclyd for inventory we purchased from Ucyclyd.

As of June 30, 2013, we had an accumulated deficit of $123.0 million. We recorded losses from operations of $14.7 million and $16.0 million for the six months ended June 30, 2013 and 2012, respectively. During the second quarter of 2013, we had significant revenues from our principal operations and therefore, ceased being a development s stage company. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of GPB in HE, expanding our organization, commercialization of RAVICTI and marketing of BUPHENYL.

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

In April 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on GPB versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin. We expect our research and development expenses to increase when we initiate a Phase III trial of GPB in HE. We will likely continue to incur significant commercial, sales, marketing and outsourced manufacturing expenses in connection with the commercialization of RAVICTI and BUPHENYL in UCD. These increased expenses, as compared to prior years, include payroll related expenses due to the addition of employees in the commercial, manufacturing and regulatory departments, costs related to the initiation and operation of our distribution network, and marketing costs and general infrastructure expenses as we expand our organization.

Financial Overview

Revenues

Our product revenues consist of the following:

•	revenues from the sale of our first commercial product, RAVICTI which was approved by the FDA on February 1, 2013 and was commercially launched in the U.S. during the period ended March 31, 2013 and

•	revenues from the sale of BUPHENYL which we acquired from Ucyclyd on May 31, 2013, pursuant to the restated collaboration agreement, and we currently distribute BUPHENYL in the U.S. and certain countries outside the U.S.

See “Results of Operations” below for more detailed discussion on revenues.

Cost of sales

Our cost of sales includes third-party manufacturing costs, royalty fees payable under our restated collaboration agreement with Ucyclyd, and other indirect costs including compensation cost of personnel, shipping and supplies.

The manufacturing costs we incurred prior to FDA approval of RAVICTI have been recorded as research and development expenses in our condensed consolidated statement of operations. For RAVICTI, we expect that cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval is utilized as these products have been fully expensed as research and development expenses in prior periods.

As a result of the business combination related to the purchase of BUPHENYL, cost of sales was higher and not indicative of cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as that inventory is sold. Since the inventories we purchased were part of the business combination, the inventories were recorded at fair value on the acquisition date. For additional information see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;

•	fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations (“CROs”), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	depreciation and other allocated expenses; and

•	expenses incurred to manufacture RAVICTI prior to FDA approval.

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We develop RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase of RAVICTI from Ucyclyd. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
UCD Program	$1,618	$948	$2,545	$2,052
HE Program	235	745	549	1,620
Unallocated	709	1,039	1,307	7,968
Total	$2,562	$2,732	$4,401	$11,640

We expect our research and development expenses to increase when we initiate our Phase III trial of GPB for the treatment of patients with episodic HE. Due to the inherently unpredictable nature of product development, we are currently unable to estimate the expenses we will incur.

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

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our RAVICTI and GPB development programs.

Selling, General and Administrative Expenses

Selling general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development, legal, investor relations, marketing, commercial and sales functions, including fees to third party vendors providing customer support services. Other significant expenses include consulting fees, allocated facilities expenses and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our selling, general and administrative expenses will increase with the continued commercialization of

RAVICTI and marketing of BUPHENYL. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

Amortization of intangible asset

In 2013, the amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Notes 4 and 7 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Gain from settlement of retention option

The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our condensed consolidated statements of operations. For additional information, see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

During the six months ended June 30, 2013 other income (expense), net consisted of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement. During the three and six months ended June 30, 2012, other income (expense), net consisted primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. Under ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, we account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, at fair value and recorded each as liabilities on the date of each issuance. The fair value was determined and subsequently re-measured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing our IPO, we performed a final re-measurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the re-measurement to other income (expense), net. These warrants automatically net exercised into shares of common stock on July 31, 2012. As a result, these warrants will no longer be re-measured after July 31, 2012.

Income Taxes

We were granted orphan drug designation in 2009 by the FDA for our products currently under development. The orphan drug designation allowed us to claim increased federal tax credits for its research and development activities. We have $16.4 million of federal credit carryforwards of which $15.9 million relates to Orphan Drug Credit claims for 2009 through 2012. These federal credit carryforwards were fully provided with 100% valuation allowance.

We did not record income tax expense for the three and six month periods ended June 30, 2013. Our expected taxable income in 2013 will be offset by federal and state net operating losses and credits.

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

In relation to our commercial launch of RAVICTI during the period ended March 31, 2013 and our acquisition of BUPHENYL on May 31, 2013, we implemented the following critical accounting policies and estimates:

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred.

Accounts Receivable

Our trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks and doubtful accounts. We estimate chargebacks and prompt-payment discounts based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs.

Inventories

Our inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. Our inventories consist of raw materials, supplies, and work in process and finished goods. Subsequent to the FDA approval of RAVICTI on February 1, 2013, we began capitalizing inventories as the related costs were expected to be recoverable through the commercialization of the product. Prior to the FDA approval of RAVICTI, we recorded the costs incurred as research and development expenses in the condensed consolidated statements of operations. If information becomes available that suggest that our inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

The costs of our inventories consists mainly of third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs attributable to the manufacture of inventories.

Products that have been approved by the FDA or other regulatory authorities, such as RAVICTI are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of RAVICTI utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use”. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

On May 31, 2013, we acquired BUPHENYL including inventory from Ucyclyd (see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report). We recorded these inventories at fair value in the amount of $3.9 million on the acquisition date. We will expense the difference between the fair value and book value of inventory as that inventory is sold.

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

Intangible Asset

We record intangible assets at acquisition cost less accumulated amortization and impairment. We amortize intangible assets with finite lives over their estimated useful lives. Our intangible asset pertains to BUPHENYL product rights acquired on May 31, 2013. We calculate the amortization of our intangible asset over its estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible asset is consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset.

Impairment of Long-lived Assets

We review our property and equipment and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value determined using projected discounted future net cash flows arising from the assets.

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

Product Revenue

During the three month and six month period ended June 30, 2013, our product revenues represent sales of RAVICTI and BUPHENYL in the U.S. and a limited amount of BUPHENYL sales outside the U.S. We recognized revenue once all four revenue recognition criteria described above are met.

During the first quarter of 2013, we began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies, then in turn dispense RAVICTI to patients in fulfillment of prescriptions. As RAVICTI is a new product, and our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of RAVICTI to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances could be reasonably estimated. In future periods, once we have sufficient historical information to reasonably estimate our product sales allowances, we will re-evaluate our revenue recognition policy to determine whether the Company has sufficient information to recognize revenue upon receipt of RAVICTI by the specialty distributor.

On May 31, 2013, we acquired BUPHENYL from Ucyclyd. We sell BUPHENYL in the United States to a specialty distributor, who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. We recognized revenue from BUPHENYL sales upon receipt by the specialty distributor. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or once their acceptance period has expired whichever comes first.

We recognize revenue net of product sales allowances, including estimated rebates, chargebacks, prompt-payment discounts, returns, distribution service fees and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

Product Sales Allowances

We establish reserves for prompt-payment discounts, government and commercial rebates, product returns and chargebacks. Allowances relating to prompt-payment discounts and chargebacks are recorded at the time of revenue recognition, resulting in a reduction in product sales revenue and a decrease in trade accounts receivables. Accruals related to government rebates, product returns and other applicable allowances such as distributor fees are recognized at the time of revenue recognition, resulting in a reduction in product sales and an increase in accrued expenses or a reduction in the related accounts receivable depending on the nature of the sales deduction.

Co-payment assistance

We provide cash donation to an independent non-profit third party organization (which supports patients who have commercial insurance and meet certain financial eligibility requirements) with co-payment assistance and travel costs. We account for the amount of co-payment assistance as a reduction of product revenues.

Cost of Sales

Our cost of sales during the quarter ended June 30, 2013 consist mainly of third party manufacturing cost of products sold, royalty fees and other indirect costs related to personnel compensation, shipping and supplies.

We recorded costs incurred prior to the FDA approval of RAVICTI as research and development expenses in our condensed consolidated statement of operations. We expect that cost of sales relating to RAVICTI as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized. The cost of BUPHENYL sales as a percentage of revenue was higher and not indicative of future cost of sales in future periods due to the recording of the step-value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2013	2012			2013	2012
	(unaudited)				(unaudited)
Product revenue, net	$7,305	$—	$7,305	100%	$8,088	$—	$8,088	100%
Cost of sales	875	—	875	100	943	—	943	100
Research and development	2,562	2,732	(170)	(6)	4,401	11,640	(7,239)	(62)
Selling general and administrative	9,220	2,023	7,197	356	17,164	4,340	12,824	295
Amortization of intangible asset	329	—	329	100	329	—	329	100
Interest income	11	3	8	267	12	7	5	71
Interest expense	(387)	(1,282)	(895)	70	(795)	(2,322)	(1,527)	(66)
Gain from settlement of retention option	31,079	—	31,079	100	31,079	—	31,079	100
Other income (expense), net	—	(1,128)	(1,128)	(100)	500	(753)	1,253	166

Revenues

During the three and six months ended June 30, 2013, we generated $7.3 million and $8.1 million of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns and estimated product sales allowances including government rebates , chargebacks, prompt -payment discounts and distributor fees.

For the three months period ended June 30, 2013, net product revenues consisted of the following:

•	net U.S. sales from RAVICTI in the amount of $6.2 million; and

•	net sales from BUPHENYL in the amount of $1.1 million (of which amount $0.1 million relates to sales outside the U.S. and $1.0 million sales in the U.S.).

For the six months period ended June 30, 2013, net product revenues consisted of the following:

•	net U.S. sales from RAVICTI in the amount of $7.0 million; and

•	net sales from BUPHENYL in the amount of $1.1 million (of which amount $0.1 million relates to sales outside the U.S. and $1.0 million sales in the U.S.).

Cost of Sales

Cost of sales of $0.9 million for the three and six months ended June 30, 2013 consisted of BUPHENYL product costs of $0.3 million and RAVICTI product costs of $0.6 million.

We began capitalizing inventory costs after FDA approval of RAVICTI as the related costs were expected to be recoverable through the commercialization of the product. We recorded costs incurred prior to FDA approval of RAVICTI as research and development expenses in our 2012 consolidated statement of operations. As a result, cost of sales for RAVICTI for the next several quarters will reflect a lower average per unit cost of materials.

For BUPHENYL, cost of sales was higher and not indicative of cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date. For additional information, see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 6%, to $2.6 million for the three months ended June 30, 2013, from $2.7 million for the three months ended June 30, 2012. This decrease was primarily due to decreases in clinical development costs due to completion of our HE Phase II trial in 2012.

Research and development expenses decreased by $7.2 million, or 62%, to $4.4 million for the six months ended June 30, 2013, from $11.6 million for the six months ended June 30, 2012. This decrease was primarily due to decreases of $1.1 million in clinical development costs due to completion of our HE Phase II trial in 2012 and a $5.7 million expense recognized pertaining to purchase of RAVICTI which occurred in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.2 million, or 356%, to $9.2 million for the three months ended June 30, 2013, from $2.0 million for the three months ended June 30, 2012. This increase was primarily due to increases of $3.8 million in compensation expense as a result of hiring additional employees in the sales and marketing departments and $0.5 million in insurance and other office and administrative related expenses, $1.5 million in selling and marketing expenses pertaining to commercialization of RAVICTI and $1.4 million increase in consulting costs.

Selling, general and administrative expenses increased by $12.8 million, or 295%, to $17.2 million for the six months ended June 30, 2013, from $4.3 million for the six months ended June 30, 2012. This increase was primarily due to increases of $6.1 million in compensation expense as a result of hiring additional employees in the sales and marketing departments and $1.0 million in insurance and other office and administrative related expenses, $3.3 million in selling and marketing expenses pertaining to the product launch and commercialization of RAVICTI and $1.8 million increase in consulting costs.

Amortization of intangible asset

For the three and six months ended June 30,  2013, amortization of intangible asset in the amount of $0.3 million pertains to the amortization expense for BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

Interest Income

The changes in interest income were not significant for the three and six months ended June 30, 2013 and 2012.

Interest Expense

Interest expense decreased by $0.9 million, or 70%, to $0.4 million for the three months ended June 30, 2013, from $1.3 million for the three months ended June 30, 2012. The interest expense decreased for the three months ended June 30, 2013, compared to the same period in 2012, primarily due to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012.

Interest expense decreased by $1.5 million, or 66%, to $0.8 million for the six months ended June 30, 2013, from $2.3 million for the six months ended June 30, 2012. The interest expense decreased for the six months ended June 30, 2013, compared to the same period in 2012, primarily due to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012.

Gain from settlement of retention option

The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our condensed consolidated statements of operations. For additional information, see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

During the six months ended June 30, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to our restated collaboration agreement.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, we raised net proceeds of $63.7 from our follow-on offering and generated net revenues of $8.1 million.

As of June 30, 2013 and December 31, 2012, our principal sources of liquidity were our cash and cash equivalents, which totaled $109.7 million and $49.9 million, respectively.

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

We began generating revenues due to the commercialization of RAVICTI during the period ended March 31, 2013 and the acquisition of BUPHENYL on May 31, 2013. We believe that our existing cash and cash equivalents as of June 30, 2013, and our future expected product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
(In thousands)	2013	2012
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(12,999)	$(16,495)
Investing activities	10,529	33
Financing activities	62,344	16,743
Net increase in cash and cash equivalents	$59,874	$281

Cash used in operating activities of $13.0 million for the six months ended June 30, 2013 included our net income of $16.0 million, adjusted for non-cash items such as $31.1 million of gain from the settlement of retention option, $0.3 million of amortization of debt discount, $0.3 million of amortization of intangible asset, $1.8 million of stock-based compensation expense, a net cash outflow of $2.4 million related to changes in operating assets partially offset by a net cash inflow of $2.1 million related to changes in operating liabilities. For the six months ended June 30, 2012, the primary use of cash was to fund our operations related to the development of RAVICTI for the treatment of UCD and GPB for the treatment of HE. Cash used in operating activities of $16.5 million for the six months ended June 30, 2012, included net loss of $19.0 million, adjusted for non-cash items such as $0.8 million of amortization of debt discount, $0.3 million of stock-based compensation expense, $1.4 million for re-measurement of warrants liability, $0.7 million for re-measurement of call option and preferred stock liability and $0.6 million of net cash inflow related to changes in operating assets and liabilities. In addition, for the six months ended June 30, 2012, cash used in operating activities included the $5.7 million of expense we incurred for the purchase of RAVICTI.

Net cash provided by investing activities was $10.5 million and $33,000 for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by investing activities for the six months ended June 30, 2013 includes a net payment of $11.0 million received from Ucyclyd partially offset by additions made to property and equipment of $0.4 million. For the six months ended June 30, 2012, net cash provided by investing activities consisted of an increase in restricted cash of $0.3 million, option to purchase the rights to BUPHENYL and AMMONUL of $0.3 million and acquisitions of property and equipment of $13,000.

Net cash provided by financing activities was $62.3 million and $16.7 million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by financing activities for the six months ended June 30, 2013 related primarily to the proceeds from our follow-on offering of $64.5 million (net of underwriting discounts and commissions) and proceeds from issuance of common stock due to exercise of stock options of $0.3 million partially offset by our payments of notes payable of $1.7 million and payments of deferred offering costs of $0.8 million. For the six months ended June 30, 2012, net cash provided by financing activities related primarily to the issuance of the February 2012 notes in the amount of $7.5 million and the proceeds from the loan agreement with Silicon Valley Bank and Leader Lending, LLC – Series B in the amount of $10.0 million, partially offset by our payments of deferred offering costs in the amount of $0.8 million.

Future Funding Requirements

We will likely need to obtain additional financing to fund our future operations, supporting sales and marketing activities related to RAVICTI and BUPHENYL, a Phase III trial in HE, as well as the development of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to

•	our ability to successfully commercialize RAVICTI and market BUPHENYL;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments:

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any new collaborative, licensing and other commercial relationships that we may establish.

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

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RAVICTI and GPB, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to successfully market BUPHENYL. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. During the three months ended June 30, 2013, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K/A for the year ended December 31, 2012.

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

Risks Related to our UCD products including Commercialization of RAVICTI and Our Development Programs

We depend substantially on the commercial success of our product, RAVICTI, and we may not be able to successfully commercialize it.

We have invested a significant portion of our efforts and financial resources in the development of RAVICTI. As a result, our business is substantially dependent on our ability to successfully commercialize RAVICTI. We launched RAVICTI in March 2013 and are in the early stages of marketing. As a result, we may be unable to commercialize RAVICTI successfully.

Our ability to commercialize RAVICTI successfully will depend on our ability to:

•	achieve market acceptance and generate product sales through executing and maintaining agreements with a third-party logistics company and specialty pharmacies on commercially reasonable terms;

•	obtain and maintain adequate levels of reimbursement for RAVICTI;

•	hire, train, deploy and maintain a qualified commercial organization and field force;

•	create market demand for RAVICTI through education, marketing and sales activities;

•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and

•	comply with other healthcare regulatory requirements.

The commercial success of RAVICTI will depend upon the degree of market acceptance among physicians, patients, patient advocacy groups, third-party payors and the medical community.

RAVICTI may not gain market acceptance among physicians, patients, patient advocacy groups, third-party payors and the medical community. The degree of market acceptance of RAVICTI will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of RAVICTI as compared with any branded or generic forms of sodium phenylbutyrate;

•	the prevalence and severity of any side effects;

•	potential advantages over BUPHENYL or any generic versions of BUPHENYL;

•	the perception among physicians and patients as to the relative price differences between RAVICTI and BUPHENYL;

•	sufficient third-party coverage or reimbursement;

•	relative convenience and ease of administration;

•	willingness of patients to adopt RAVICTI as a replacement for sodium phenylbutyrate or any other UCD treatment options;

•	the strength of our sales and marketing organizations and our third-party distributors; and

•	the quality of our relationship with patient advocacy groups and the medical community.

If we fail to achieve market acceptance of RAVICTI, our revenue will be limited and it will be more difficult to achieve profitability, or profitability may not occur at all.

If we are unable to maintain agreements with, and effectively manage, third parties to distribute our UCD products to patients, our results of operations and business could be adversely affected.

We rely on third parties to distribute our UCD products to patients. We have contracted with a third-party logistics company to warehouse our UCD products. For RAVICTI, we contracted with two specialty pharmacies to sell and distribute to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management. For BUPHENYL, which we acquired on May 31, 2013, we operate under a contract with a wholesaler who distributes and sells to retail pharmacies, hospitals and other dispensing organizations. We have also contracted with a third-party call center to coordinate prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for our UCD products. This distribution network requires significant coordination with our sales and marketing and finance organizations. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from sales of RAVICTI and BUPHENYL. If we are unable to effectively manage the distribution process, the sales of our UCD products, as well as any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

In addition, since we use specialty pharmacies and heavily rely on our third-party call center to support RAVICTI, we are subject to certain risks, including, but not limited to, risks that these organizations may:

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

If we are unable to successfully maintain internal commercialization capabilities, we will be unable to successfully commercialize our UCD products.

We need to commit significant time and financial and managerial resources to develop and maintain adequate marketing capabilities and a sales force with technical expertise in addition to supporting distribution capabilities. Factors that may inhibit our efforts to develop our commercialization capabilities include:

•	our inability to retain adequate numbers of effective commercial personnel;

•

our inability to train sales personnel, who may have limited experience with our company or UCD products, to deliver an effective message regarding our UCD products  that results in patients being treated with our UCD products by their treating physicians;

•

our inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding our UCD products and its proper administration; and

•	unforeseen costs and expenses associated with sustaining an independent sales and marketing organization.

If we are not successful in maintaining effective sales and marketing infrastructure, we will have difficulty commercializing our UCD products, which would adversely affect our business and financial condition.

If we are unable to maintain orphan drug exclusivity for RAVICTI in the United States, we may face increased competition.

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient and used for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2020, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of RAVICTI are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or a similar indication we may face increased competition, and our revenues from the sale of RAVICTI will be adversely affected. RAVICTI does not have orphan drug exclusivity in the European Union or other regions of the world.

We have a history of net losses and may not achieve or maintain profitability.

We have a limited operating history and only recently received FDA approval for RAVICTI, which we initiated commercial sales of during the first quarter of 2013. On May 31, 2013, we completed the acquisition of BUPHENYL from Ucyclyd. We have funded our operations primarily from sales of our equity and debt securities. We have incurred losses from operations in each year since our inception, had an accumulated deficit totaling $123.0 million. Our losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of RAVICTI and BUPHENYL for us to achieve or maintain profitability on a timely basis, or at all.

We expect to incur increased selling, general and administrative expenses during the remainder of this year versus comparable periods last year due to higher sales and marketing expenses related to the commercialization of RAVICTI and the marketing of BUPHENYL, as well as additional full-year expenses related to operating as a public company. In addition, we expect increased research and development expenses related to our expected HE Phase III trial and for required post-marketing studies for UCD. We also expect to continue to incur significant losses for the foreseeable future. Additionally, our operating expenses may increase significantly if we in-license or acquire other products or product candidates. Further, because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

If we fail to obtain and sustain an adequate level of reimbursement for our UCD products by third-party payors, sales would be adversely affected.

The course of treatment for UCD patients is and will continue to be expensive. We currently expect that the average price per patient year for RAVICTI will be between $250,000 and $290,000. We expect UCD patients to need treatment throughout their lifetimes. Most families of patients are not capable of paying for this treatment themselves. There will be no commercially viable market for RAVICTI and BUPHENYL without reimbursement from third-party payors. Even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected. In addition, we expect to provide RAVICTI and BUPHENYL at no cost to qualified patients without insurance or without coverage for RAVICTI or BUPHENYL. If the numbers of patients that qualify for these programs is higher than our current estimates, our revenues and gross margins will be adversely affected.

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

We are required to complete post-marketing studies mandated by the FDA for RAVICTI and such studies may be costly and time consuming. If the results of these studies reveal unacceptable safety risks, we may be required to withdraw RAVICTI from the market.

As part of the FDA approval of RAVICTI to treat UCD, we made a Phase IV commitment to conduct a long-term (approximately 10 years) outcomes study (or Registry), which is noted on the FDA-approved label. The FDA also imposed several post-marketing requirements which includes obligations to conduct:

•	two separate studies in UCD patients during the first two months of life and from 2 months to 2 years of age, including a study of the pharmacokinetics in both age groups;

•	a study to determine whether metabolites are present in human breast milk;

•	a study to determine whether the metabolites of RAVICTI affect the metabolism of other drugs that these patients might be given concurrently; and

•	a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment.

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

The patient population suffering from UCD is small and has not been established with precision. If the actual number of patients is smaller than we estimate or if we are unable to convert patients from sodium phenylbutyrate to RAVICTI, our revenue and ability to achieve profitability may be adversely affected.

We estimate that the number of individuals in the United States with UCD is approximately 2,100, of which approximately 1,100 are currently diagnosed and approximately 600 patients are treated with FDA-approved pharmaceuticals, including sodium phenylbutyrate and RAVICTI. Of these, we estimate that approximately 60% are children and 40% are adults. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with UCD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, if existing patients do not use our therapies, it will be more difficult to achieve profitability, or profitability may not occur at all.

The number of patients in the United States who might be prescribed RAVICTI could be significantly less than the 600 currently estimated to be on either RAVICTI or sodium phenylbutyrate. Since RAVICTI and sodium phenylbutyrate target diseases with small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. We may be unable to maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses.

To obtain regulatory approval to market GPB in HE, costly and lengthy clinical trials may be required, and the results of the studies and trials are highly uncertain.

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

Serious adverse events or other safety risks could require us to abandon development and preclude or limit approval of GPB to treat HE.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that the product is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards and data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of GPB to treat HE, the commercial prospects for GPB will be harmed and our ability to generate additional product revenues from RAVICTI may be delayed or eliminated.

We may never obtain approval for or commercialize RAVICTI outside of the United States, which would limit our ability to realize its full market potential.

We only have approval to market RAVICTI in the United States at this time. In order to market RAVICTI outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in, other countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of RAVICTI in those countries. We do not have any products approved for sale in any jurisdiction outside the United States. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we obtain approval to commercialize RAVICTI outside of the United States and continue to maintain the existing Ucyclyd distribution agreements for BUPHENYL outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If RAVICTI is approved for commercialization outside the United States, we will likely enter into agreements with third parties to market RAVICTI outside the United States. On May 31, 2013, we acquired worldwide rights to BUPHENYL from Ucyclyd. As part of the acquisition of BUPHENYL, we assumed Ucyclyd’s rights and obligations under its existing agreements for distribution of BUPHENYL outside the United States, including Ucyclyd’s obligation to provide Swedish Orphan Biovitrum AB with a right of first refusal for the distribution of RAVICTI and other newly developed products for urea cycle disorders on terms and conditions reasonably satisfactory to us. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

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

Even if we successfully commercialize RAVICTI and BUPHENYL, we will continue to face extensive development and regulatory requirements.

Even after a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

BUPHENYL and RAVICTI are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product use, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from RAVICTI and BUPHENYL. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of RAVICTI and BUPHENYL our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

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

If our competitors are able to develop and market products that are preferred over RAVICTI or BUPHENYL, our commercial opportunity will be reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat UCD or HE. During the lifetime of the United States patents covering RAVICTI, and for any longer period of market exclusivity granted by the FDA for RAVICTI, Ucyclyd and its affiliates are contractually prohibited from developing or commercializing new products, anywhere in the world, for the treatment of UCD or HE that are chemically similar to RAVICTI, except for products delivered parenterally for the treatment of HE. In countries outside the United States, this contractual restriction will continue, on a country-by-basis, for the lifetime of patents covering RAVICTI in each such country and for any longer period of regulatory exclusivity granted for RAVICTI in each such country. Since this restriction only applies to specific indications and products that are chemically similar to RAVICTI, it may not prevent Ucyclyd or its affiliates from developing and commercializing products that compete with RAVICTI. Moreover, products approved for indications other than UCD and HE may compete with RAVICTI if physicians prescribe such products off-label for UCD or HE. Ucyclyd may develop and commercialize such products and, under the purchase agreement, has a time-limited option to acquire the right to use and reference certain RAVICTI data for the development and commercialization of products (other than RAVICTI) for the treatment of a specific indication that we are not pursuing. RAVICTI

In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of sodium phenylbutyrate tablets and in March 2013, Sigmapharm Laboratories, LLC received FDA approval for a generic version of sodium phenylbutyrate powder both of which may compete with RAVICTI and BUPHENYL in treating UCD. We are aware that Lucane Pharma has requested market authorization from the European Medicines Agency for taste-masked sodium phenylbutyrate and we believe they are also seeking approval via an abbreviated new drug application (“ANDA”) in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat HA crises in NAGS deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. In addition, if we complete development, obtain regulatory approval and commercialize GPB to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. In addition to currently marketed treatments for HE, Ocera Therapeutic,Inc. has conducted two Phase II trials of one of their compounds to treat mild HE and is conducting a Phase II trial of a second compound delivered intravenously to patients with cirrhosis in which they are assessing ammonia control versus placebo. In addition, researchers are continually learning more about UCD and HE and new discoveries may lead to new therapies. As a result, RAVICTI and BUPHENYL may be rendered less competitive, or even obsolete, at any time. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than RAVICTI and BUPHENYL. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	maintain patent protection for RAVICTI and otherwise prevent the introduction of generics of RAVICTI;

•	attract and retain key personnel;

•	build an adequate sales and marketing infrastructure;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with patient advocacy groups.

If GPB is approved to treat HE in the future, the cost of RAVICTI to treat UCD may decline significantly, which could materially affect our UCD revenues.

The same active ingredient underlies RAVICTI to treat UCD and GPB which we have in trials for HE. Given the relative differences in the size of the affected patient populations in UCD and HE, respectively, the number of requests third-party payors receive to reimburse drugs for the treatment of HE is significantly greater than the number of requests for UCD. As a result, and given the common active ingredient we will likely experience greater pricing pressure for RAVICTI if GPB is approved by the FDA to treat HE. We do not currently have a plan to differentiate the formulations for UCD and HE, nor can we guarantee success if we attempt to differentiate the formulation. We expect the required dosing volume to be similar for UCD and HE. If GPB is approved by the FDA for HE , we may need to significantly decrease the price for RAVICTI from that established with respect to UCD in order to gain third-party reimbursement for broad use in HE patients. This would result in a significant decrease in revenues generated by the UCD patient population. We believe GPB revenue potential for HE is much larger than RAVICTI is for UCD; however, if the market for GPB in HE is significantly smaller than we anticipate, or if we are unsuccessful in any commercial launch of GPB for the treatment of HE, total RAVICTI revenues may decrease significantly and we may be unable to achieve or maintain profitability. If the RAVICTI price is decreased with the introduction of the drug for HE, we may need to decrease our UCD specialty pharmacy and patient support service offerings. This may result in lower UCD revenues due to fewer UCD patients electing to begin use of RAVICTI and/or remain compliant.

If we are unable to maintain an effective direct sales force in the United States, our business may be harmed.

We market RAVICTI and BUPHENYL directly to physicians in the United States through our own sales force. We will need to continue to incur significant expenses and commit significant management resources to train our sales force to market and sell RAVICTI and BUPHENYL. We may not be able to effectively maintain these capabilities despite these expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote RAVICTI and BUPHENYL, our business may be harmed.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell our products for which we obtain marketing approval.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the PPACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturers price,” (“AMP”), for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain innovator products that qualify as line extensions of certain existing products that is intended to increase the rebates due on those drugs. CMS, which administers the Medicaid Drug Rebate Program, has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under PPACA and subsequent legislation but has not yet issued final regulations. CMS has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. Also effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, as of 2011, PPACA imposed a significant annual branded prescription drug fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. Notably, a significant number of provisions are not yet, or have only recently become effective. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicaid program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

We expect that the PPACA, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Furthermore, the concerns raised by patients, patient advocacy groups and congressional representatives about the recent pricing of orphan drugs, could result in changes to the Orphan Drug Act or limitations in the approval pathway or pricing and reimbursement of orphan drugs.

Risks Related to Our Financial Position and Need for Additional Capital

We currently have a limited source of revenue and may never become profitable.

We have generated no revenue in the last three years; however, we have generated product revenue during the first half of 2013 due to the FDA approval and commercialization of RAVICTI and acquisition of BUPHENYL. Our ability to generate continued product revenue depends on a number of factors, including our ability to:

•	set an acceptable price for our UCD products;

•	achieve market acceptance for RAVICTI as an alternative to BUPHENYL;

•	obtain commercial quantities of our UCD products at acceptable cost levels;

•	obtain adequate reimbursement from third-party payors;

•	successfully market and sell our UCD products in the United States;

•	delay the introduction and impact of generic versions of our UCD products;

•	maintain our licenses or sublicenses to intellectual property rights to RAVICTI; and

•	maintain existing distribution agreements for BUPHENYL outside the United States.

In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

Even as we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We have incurred net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred losses from operations in each year since our inception on November 1, 2006. As of June 30, 2013, we had an accumulated deficit of $123.0 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. RAVICTI will require significant marketing efforts and substantial investment before it can provide us with sustained revenues. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for RAVICTI and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We may need to obtain additional financing to fund our operations.

We may need to obtain additional financing to fund the Phase III HE trial if the design is materially different from what we currently expect and for the commercial launch of GPB in HE if we are approved in this indication. We will likely need to obtain additional financing for development of any additional products or product candidates we might acquire. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize RAVICTI and BUPHENYL for the treatment of UCD;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of products or product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	changes to the design of our clinical trials; and

•	any changes made to, or new developments in, our restated collaboration agreement with Ucyclyd or any new collaborative, licensing and other commercial relationships that we may establish.

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

We do not currently operate manufacturing facilities for clinical or commercial production of RAVICTI or BUPHENYL. We have no experience in drug formulation and we lack the resources and the capabilities to manufacture RAVICTI or BUPHENYL on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trials. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of RAVICTI and BUPHENYL. We have clinical and commercial supplies of RAVICTI manufactured for us by two alternate drug substance suppliers, Helsinn Advanced Synthesis SA and DSM Fine Chemicals Austria on a purchase order basis. We have commercial supplies of BUPHENYL manufactured for us by Pharmaceutics International, Inc. on a purchase order basis. We believe our commercial requirements of drug substance can be satisfied without significant delay or material additional costs. Lyne Laboratories provides fill/finish services for RAVICTI on a purchase order basis under a clinical supply agreement. We have an agreement in place to initiate process transfer and development at HALO Pharmaceutical, Inc., an identified secondary fill/finish supplier for RAVICTI. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers. If we need to identify an additional fill/finish manufacturer, we would not be able to do so without significant delay and likely significant additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. For example, in the fourth quarter of 2011, we discovered a contaminated lot of RAVICTI, which we believe was caused by a failure in a filtration step by one of our third-party drug substance manufacturers which was subsequently resolved. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our UCD products would be interrupted, resulting in delays and additional costs.

In addition, because our contract manufacturers of the RAVICTI bulk drug substance are located outside of the United States, we may face difficulties in importing RAVICTI bulk product into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

Some of the intellectual property necessary for the commercialization of our UCD products is or will be licensed from third parties, which will require us to pay milestones and royalties.

Ucyclyd has granted us a license to use some of the technology developed by Ucyclyd in connection with the manufacturing of RAVICTI. The purchase agreement under which we purchased the worldwide rights to RAVICTI further obligates us to pay Ucyclyd regulatory and sales milestone payments relating to RAVICTI, as well as royalties on the net sales of RAVICTI. On May 31, 2013, when we acquired BUPHENYL, under the restated collaboration agreement with Ucyclyd, we received a license to use some of the manufacturing technology developed by Ucyclyd in connection with the manufacturing of BUPHENYL. The restated collaboration agreement further obligates us to pay Ucyclyd regulatory and sales milestone payments, as well as royalties on net sales of BUPHENYL.

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

Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting or enforcing our patents, our business and financial prospects may be harmed. We may not develop additional proprietary products which are patentable. Further competitors may obtain patents covering compositions or methods that encompass our products or uses thereof. In such a situation ownership may be determined by first to invent or first to file depending on when the applications were submitted.The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for RAVICTI and our future products and product candidates are particularly uncertain. Publication of information related to RAVICTI and our future products and product candidates may prevent us from obtaining or enforcing patents relating to these products and product candidates, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

We have licensed patents in the United States and in certain foreign jurisdictions related to RAVICTI, including U.S. Patent 5,968,979, which covers the composition of matter of RAVICTI, which we license from Brusilow. Our Brusilow license may be terminated if we do not comply with the terms of the applicable license. Patents that we own or license do not ensure protection of our intellectual property for a number of reasons, including without limitation the following:

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

We also own one issued and several pending patent applications in the United States and in foreign jurisdictions relating to methods of using, administering, and adjusting the dosage of RAVICTI. These applications do not ensure the protection of our intellectual property. Additionally, these pending applications may not issue or may issue with claims significantly narrower than we currently seek. Similarly, our issued patent may be successfully challenged and invalidated. Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for RAVICTI before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

If we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

Additional competitors could enter the market, including with generic versions of our products, and sales of affected products may decline materially.

Our composition of matter patent covering RAVICTI expires in the United States in 2015. Based on current projections, we expect to receive an extension of this patent under the Drug Price Competition and Patent Term Restoration Act, or Hatch-Waxman Act, which we expect to extend this patent coverage for approximately an additional four years.

We own a first family of pending patent applications in the United States, Europe, Japan, and Canada, and three additional families of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of a PAA prodrug including RAVICTI. If granted, these applications could extend patent protection until 2029 to 2032; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the blood were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years. Moreover, even if granted these applications may not provide protection sufficient to protect against the use of generic forms of RAVICTI. We own one patent  related to fasting ammonia levels and directed to methods of using, administering and adjusting the effective dose of a PAA prodrug including RAVICTI. This patent and any subsequent patents issued may be subject to challenge by competitors and invalidated.

Even if the patents for our products are invalidated or become unenforceable, however, we still may have protection under two different forms of regulatory exclusivity, prohibits the FDA from approving another product with the same active ingredient for the same use for seven years from the date of approval. RAVICTI has orphan drug exclusivity until February 2020.

Orphan exclusivity will not, however, bar approval of another product under certain circumstances. One such circumstance is if a product with the same active ingredient is proven safe and effective for a different indication. Another circumstance is if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. FDA may also approve another product with the same active ingredient and the same indication if the company with orphan drug exclusivity is not able to meet market demand. Further, FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. All of the above circumstances could create a more competitive market for us.

Even if patent protection and orphan drug exclusivity become unavailable, our products may still have limited protection against generic completion under a second form of regulatory exclusivity, which derives from the Hatch-Waxman Act. Under the Hatch-Waxman Act provisions of the FDCA, a pharmaceutical manufacturer may file an abbreviated new drug application, (“ANDA”), seeking approval of a generic copy of an approved innovator product once all patent protection for the approved product has expired or been determined by a court to be invalid or unenforceable. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product, but similarly is only available when no patent protection remains. To maintain sufficient incentives for innovators to develop new drugs and to improve existing drugs, however, the Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA.

When an innovator NDA holder has patents claiming the active ingredient, product formulation or an approved use of the drug, those patents are listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in its ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must also be given to the innovator, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

RAVICTI was granted a three-year period of exclusivity under the Hatch-Waxman Act, which expires on February 1, 2016. That exclusivity means that, even in the absence of any patent protection or orphan drug exclusivity, FDA could not grant final approval to an ANDA for a generic version of RAVICTI until February 1, 2016. That exclusivity does not delay a generic competitor submitting an ANDA, or the FDA reviewing it, or granting it “tentative approval.” The exclusivity also prohibits FDA from approving a 505(b)(2) NDA that references FDA’s approval of RAVICTI or includes the same active ingredient and uses as RAVICTI.

Accordingly, competitors may now file ANDAs for generic versions of RAVICTI, or 505(b)(2) NDAs that reference RAVICTI. For each patent listed for RAVICTI in the Orange Book, those ANDAs and 505(b)(2) NDAs must include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent, and the grounds for the challenge. To date we have not received any notices of Paragraph IV certifications, nor any indications that a competitor intends to challenge RAVICTI’s orphan drug exclusivity. We cannot predict, however, whether or how any competitor might challenge the patents or orphan drug exclusivity protecting RAVICTI, or the outcome of any such challenges.

The composition of matter patent and orphan drug exclusivity for BUPHENYL has expired. Because BUPHENYL has no regulatory exclusivity or listed patents, a competitor could at any time submit an ANDA for a generic version of BUPHENYL and request immediate approval. We are aware of one ANDA for sodium phenylbutyrate tablets, which was approved in the fourth quarter of 2011 and one for sodium phenylbutyrate powder which was approved in the first quarter of 2013. The ANDA process is a confidential one, so there may be other BUPHENYL ANDAs pending.

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

Our ability to defend our intellectual property may require us to initiate litigation to enforce our rights or defend our activities in response to alleged infringement of a third party. In addition, we may be sued by others who hold intellectual property rights who claim that their issued patents are infringed by RAVICTI, BUPHENYL or any future products or product candidates. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally.

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

As a public company, we operate in an increasingly challenging regulatory environment which requires us to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the related rules and regulations of the SEC expanded disclosures, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We are required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, because we are availing ourselves of the exemptions contained in the JOBS Act.

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

Forecasting sales of RAVICTI and BUPHENYL may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected.

Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. If our revenues are lower than we anticipate or revenue is deferred, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

There are inherent uncertainties involved in the estimates, judgments and assumptions used in the preparation of our financial statements, and any changes in those estimates, judgments and assumptions could have a material adverse effect on our financial condition and results of operations.

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included in Note 2—”Summary of Significant Accounting Policies” of the notes to unaudited condensed consolidated financial statements included in this report. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

Because accurate product planning is necessary to ensure that we maintain optimal inventory levels, significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, such charges could have a material adverse effect on our financial condition and results of operations. Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. If our manufacturers are unsuccessful in either obtaining raw materials or manufacture, if we are unable to release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and brands could be harmed, and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 52 employees as of June 30, 2013. In order to commercialize our products, we will need to maintain our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials and the regulatory process effectively;

•	manage the manufacturing and distribution of products for commercial and clinical use;

•	integrate current and additional management, administrative, financial and sales and marketing personnel;

•	hire new personnel necessary to effectively commercialize product candidates we in-license or acquire;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

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

We may attempt to acquire businesses, technologies, services, products or product candidates that we believe are a strategic fit with our business. On May 31, 2013, we acquired BUPHENYL Powder and Tablets from Ucyclyd. Currently, we have no agreement regarding any material acquisitions. However, if we do undertake any acquisitions, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

If we acquire additional products or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

To remain competitive, we may decide to acquire additional products or technologies. On May 31, 2013, we acquired BUPHENYL from Ucyclyd. We have no experience in successfully acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate BUPHENYL or other technologies or products without a significant expenditure of operating, financial and management resources. Furthermore, sales of BUPHENYL may not generate sufficient revenue to offset the costs of acquisition. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

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

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors such as pricing of ultra-orphan drugs in the U.S. could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases to patients. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.

Interest rates and the ability to access credit markets could also adversely affect the ability of patients and distributors to purchase, pay for and effectively distribute our products. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers to remain in business or otherwise manufacture or supply product. Failure by any of them to remain a going concern could affect our ability to manufacture and/or supply products.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of RAVICTI, BUPHENYL or other products.

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

If product liability lawsuits are successfully brought against us our insurance may be inadequate.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We plan to maintain insurance against product liability lawsuits for commercial sale of RAVICTI and BUPHENYL. We currently maintain insurance for the clinical trials and commercial sale of RAVICTI and BUPHENYL. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims for which our insurance coverage may not be adequate. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our product programs.

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

The trading price of our common stock has been and is likely to continue to be volatile. Our closing stock price as reported on the NASDAQ Global Stock Market has ranged from $10.04 to $26.79, through August 5, 2013. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to RAVICTI and BUPHENYL ;

•	any adverse changes to our relationship with Ucyclyd or other licensors, manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general global economic and market conditions and overall fluctuations in the United States equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

In addition, the stock market in general, and The NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, the decline in the financial markets and related factors beyond our control, including the credit and mortgage crisis in the United States and worldwide, may cause our stock price to decline rapidly and unexpectedly.

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, own approximately 75% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

As of June 30, 2013, we have used a portion of the proceeds from the sale of these securities to fund operations, capital expenditures, working capital and other general corporate purposes.

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

Hyperion Therapeutics, Inc.
Date: August 14, 2013	/s/ Donald J. Santel
Donald J. Santel
Chief Executive Officer and President
(Principal Executive Officer)
Date: August 14, 2013	/s/ Jeffrey S. Farrow
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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 2013.

101**

Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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