Form 10-Q
period 2013-09-30
HYPERION THERAPEUTICS INC
filed 2013-11-12
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, the number of outstanding shares of the registrant’s common stock was 20,106,371

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc.TM , Ravicti® and Buphenyl® are our trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the commercial launch and future sales of or any other future products or product candidates;

•	our expectations regarding the commercial supply of our urea cycle disorders (“UCD”) products;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD or hepatic encephalopathy (“HE”) patient market size and market adoption of RAVICTI by physicians and patients;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of RAVICTI for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	impact of accounting standards; and

•	repayment of notes payable.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$108,509	$49,853
Accounts receivable, net	6,747	—
Inventories	4,446	—
Prepaid expenses and other current assets	1,228	1,155

Total current assets	120,930	51,008
Property and equipment, net	545	49
Intangible asset, net	15,180	—
Other non-current assets	407	147

Total assets	$137,062	$51,204

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,807	$2,177
Accrued liabilities	7,887	2,540
Notes payable, current portion	5,528	4,348

Total current liabilities	15,222	9,065
Notes payable, net of current portion	3,946	7,750

Total liabilities	19,168	16,815

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at September 30, 2013 and December 31, 2012; 20,106,371 and 16,646,269 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	240,731	173,384
Accumulated deficit	(122,839)	(138,997)

Total stockholders’ equity	117,894	34,389

Total liabilities and stockholders’ equity	$137,062	$51,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenue, net	$15,489	$—	$23,577	$—

Total revenues	15,489	—	23,577	—

Costs and expenses:
Cost of sales	3,003	—	3,946	—
Research and development	2,468	2,372	6,869	14,012
Selling, general and administrative	8,575	2,386	25,740	6,726
Amortization of intangible asset	991	—	1,320	—

Total costs and expenses	15,037	4,758	37,875	20,738

Income (loss) from operations	452	(4,758)	(14,298)	(20,738)
Interest income	9	3	21	10
Interest expense	(357)	(793)	(1,152)	(3,115)
Gain from settlement of retention option (Note 4)	—	—	31,079	—
Other income (expense) - net	8	618	508	(135)

Net income (loss)	$112	$(4,930)	$16,158	$(23,978)

Net income (loss) per share
Basic	$0.01	$(0.44)	$0.84	$(5.83)

Diluted	$0.01	$(0.44)	$0.79	$(5.83)

Weighted average number of shares used to compute net income (loss) per share of common stock:
Basic	20,093,718	11,326,643	19,180,506	4,114,844

Diluted	21,466,649	11,326,643	20,490,692	4,114,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$16,158	$(23,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	87	11
Amortization of debt discount	392	1,146
Re-measurement of warrants liability	—	780
Re-measurement of call option liability and preferred stock liability	—	(737)
Stock-based compensation expense	3,089	625
Amortization of debt issuance costs	25	96
Amortization of intangible asset	1,320	—
Gain from settlement of retention option (Note 4)	(31,079)	—
Changes in assets and liabilities
Accounts receivable	(6,747)	—
Inventories, net of acquisition	(501)	—
Prepaid expenses and other current assets	(357)	(217)
Other non-current assets	73	(138)
Accounts payable	(370)	(699)
Accrued liabilities	5,153	870

Net cash used in operating activities	(12,757)	(22,241)

Cash flows from investing activities
Acquisition of property and equipment	(584)	(21)
Option to purchase rights to BUPHENYL and AMMONUL (Notes 3 and 4)	—	(283)
Acquisition of rights to BUPHENYL, net of AMMONUL option (Note 4)	10,962	—
Change in restricted cash	—	329

Net cash provided by investing activities	10,378	25

Cash flows from financing activities
Proceeds from issuance of common stock net of underwriting discounts	64,488	53,475
Proceeds from issuance of common stock from stock option exercises	503	48
Proceeds from issuance of convertible notes payable	—	7,504
Proceeds from issuance of notes payable	—	12,500
Payments of offering costs	(941)	(1,791)
Principal payments under notes payable	(3,015)	—

Net cash provided by financing activities	61,035	71,736

Net increase in cash and cash equivalents	58,656	49,520
Cash and cash equivalents, beginning of period	49,853	7,018

Cash and cash equivalents, end of period	$108,509	$56,538

Supplemental cash flow information
Cash paid for interest	$764	$328
Supplemental disclosure of noncash investing and financing activities
Stock-based compensation capitalized into inventories	45	—
Option to purchase rights to BUPHENYL and AMMONUL (Note 4)	283	—
Warrants issued in connection with notes payable	—	1,303
Deferred offering costs in accounts payable and accrued liabilities	193	371
Issuance of common stock upon automatic net exercise of warrants	—	3,901
Conversion of convertible notes payable and accrued interest to common stock	—	33,322
Conversion of preferred stock to common stock	—	58,326

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

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of September 30, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the nine months ended September 30, 2013, the Company incurred a loss from operations of $14.3 million and used $12.8 million of cash in operations. At September 30, 2013, the Company had an accumulated deficit of $122.8 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of GPB for the treatment of patients with episodic HE. In addition, the Company expects to incur increased sales and marketing expenses for RAVICTI and BUPHENYL in UCD. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Reclassifications

Certain prior year amounts in the interim condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. In particular, sales and marketing expenses have been combined with general and administrative expenses in the condensed consolidated statement of operations. The result of this reclassification had no impact on the previously reported net loss, the condensed consolidated balance sheet or the statements of cash flows.

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

On May 31, 2013, the Company acquired BUPHENYL from Ucyclyd (see Note 4). The Company recorded the acquired BUPHENYL inventories at fair value in the amount of $3.9 million on the acquisition date. The Company will expense the difference between the fair value and book value of inventory as that inventory is sold. The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company develops demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Intangible assets with finite lives are amortized over their estimated useful lives. The Company’s intangible asset pertains to BUPHENYL product rights (see Note 7). Intangible assets are amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible asset are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset.

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

•

As discussed in Note 1, on May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. The Company sells BUPHENYL in the United States to a specialty distributor who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. The Company records revenue on product shipments to the specialty distributor upon receipt by the specialty distributor. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or their acceptance period has expired, whichever comes first.

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

•	Prompt-payment discounts: The specialty distributor and specialty pharmacies are offered prompt payment discounts. The Company expects the specialty distributor and specialty pharmacies will earn prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the condensed consolidated balance sheet.

•	Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on historical data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the condensed consolidated balance sheet.

•	Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which primarily consist of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. For BUPHENYL, the allowance for chargebacks is based on historical sales data and known sales to contracted customers. For RAVICTI, the allowance for chargebacks is based on known sales to contracted customers. For qualified programs that can purchase the Company’s products through distributors at a lower contractual government price, the distributors charge back to the Company the difference between their acquisition cost and the lower contractual government price.

•	Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage gap are recorded in accrued liabilities on the condensed consolidated balance sheet.

•	Distribution Service Fees: The Company has a written contract with the specialty distributor that includes terms for distribution-related fees. Distributor fees are calculated at percentage of gross sales based upon agreed contracted rate. The Company accrues distributor fees at the time of the revenue recognition, resulting in reduction of product sales revenue and the recording of accrued liabilities on the condensed consolidated balance sheets. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale.

•	Product Returns: Consistent with industry practice, the Company generally offers customers a limited right to return. The Company accepts returns of products from patients resulting from breakage as defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded as accrued liabilities on the condensed consolidated balance sheet.

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

Cost of BUPHENYL sales as a percentage of revenue was higher and not indicative of cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as that inventory is sold. (See Notes 4 and 6).

Foreign Currency Translations

The Company has cash and accounts receivable denominated in foreign currency and is translated at the rate of exchange in effect on the balance sheet date. Revenue and expenses denominated in foreign currency are translated at the weighted average rate of exchange prevailing during the period. Any gains and losses resulting from foreign currency translations are included in Other income (expense)-net in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standard Update (“ASU”) No. 2013-02, Comprehensive Income: Reporting of amounts reclassified out of other comprehensive income. Under the amendments of this update an entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard was effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. Early adoption was permitted. The Company adopted this guidance on January 1, 2013. The implementation did not have an impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefits being settled. The provisions of this update will be effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within fiscal years with early adoption and retrospective application permitted. The Company believes the adoption of this new guidance will not have a material impact on its consolidated financial statements.

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

Under the terms of the restated collaboration agreement, the Company had an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s option to retain rights to AMMONUL. The Company was permitted to exercise this option for 90 days beginning on the earlier of the date of the approval of RAVICTI for the treatment of UCD and June 30, 2013, but in no event earlier than January 1, 2013. The upfront purchase price for AMMONUL and BUPHENYL was $22.0 million. If the RAVICTI New Drug Application (“NDA”) for UCD was not approved by January 1, 2013, then Ucyclyd was obligated to make monthly payments of $0.5 million to the Company until the earliest of (1) FDA approval of the RAVICTI NDA for UCD, (2) June 30, 2013 and (3) the Company’s written notification of the decision not to purchase Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL.

On February 1, 2013, the FDA approved RAVICTI for the treatment of UCD in adult and pediatric patients two years of age and older. In accordance with the restated collaboration agreement, Ucyclyd made a payment of $0.5 million during the quarter ended March 31, 2013.

On April 29, 2013, the Company exercised its option to purchase BUPHENYL and AMMONUL. Ucyclyd subsequently exercised it’s time-limited right to elect to retain all rights to AMMONUL for a contractual purchase price of $32.0 million (“retention amount”). Upon closing of the transaction, Ucyclyd paid the Company a net payment of $11.0 million, which reflects the Company’s contractual purchase price for Ucyclyd’s worldwide rights to BUPHENYL in the amount of $19.0 million being off-set against Ucyclyd’s retention amount for AMMONUL and a $2.0 million payment due to Ucyclyd for inventory that the Company purchased from Ucyclyd. The Company has retained a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

4. Acquisition of BUPHENYL from Ucyclyd Pharma, Inc.

Description of the Transaction

As discussed in Note 3, under the terms of the restated collaboration agreement, on April 29, 2013, the Company exercised its option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL. On May 17, 2013 Ucyclyd exercised its time-limited right to elect to retain all rights to AMMONUL. On May 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of BUPHENYL. Accordingly, BUPHENYL results are included in Hyperion’s consolidated financial statements from the date of the acquisition. For the period from June 1, 2013 to September 30, 2013, BUPHENYL net revenue was $7.1 million.

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

Gain from Settlement of Retention Option

In connection with the allocation between the BUPHENYL acquisition described above and Ucyclyd’s exercise of its retention option, the Company recorded a gain of approximately $31.1 million. The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. The following table summarizes the results of the Company’s allocation:

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

Pro forma Impact of Business Combination

The following consolidated pro forma information is based on the assumption that the acquisition occurred on January 1, 2012. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisition during these periods or which might be reported in the future. The unaudited pro forma information reflects primarily the application of the following adjustments:

•	the elimination of the historical intangible asset amortization expense of this acquisition;

•	the amortization expense related to the fair value of intangible asset acquired;

•	the exclusion of acquisition-related costs, incurred for this acquisition; and

•	the exclusion of the step-up value related to inventory sold that was acquired as part of the acquisition.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed on January 1, 2012. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	( in thousands)
Net revenues	$15,489	$3,536	$34,273	$17,158
Net income (loss)	1,294	(5,457)	20,998	(18,970)

Acquisition-related Costs

Acquisition-related expenses consist of transaction costs which represent external costs directly related to the acquisition of BUPHENYL and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition. Acquisition-related expenses for the three and nine months ended September 30, 2013 were $0.2 million and $0.6 million, respectively.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$38,006	$—	$—

	$38,006	$—	$—

	December 31, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$45,003	$—	$—

	$45,003	$—	$—

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of September 30, 2013 (in thousands):

	September 30, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$9,474	$9,697

The fair value of the April and September 2012 Notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. The notes payable are classified within Level 3 of the hierarchy of fair value measurements.

6. Inventories

The following table represents the components of inventories (in thousands):

	September 30, 2013	December 31, 2012
Raw Materials	$1,677	$—
Finished goods	2,769	—

Total	$4,446	$—

As discussed in Note 4, on May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. As part of the acquisition, the Company purchased inventories from Ucyclyd and the Company recorded these inventories at fair value in the amount of $3.9 million on the Acquisition Date (see Note 4). As of September 30, 2013, the Company has $1.9 million of inventory from the acquisition of BUPHENYL.

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

Intangible asset amortization expense was $1.0 million and $1.3 million for the three and nine months ended September 30, 2013, respectively.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2013	2014	2015	2016	2017
Amortization expense	$2,312	$4,548	$2,412	$1,372	$1,243

8. Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	September 30, 2013	December 31, 2012
Pre-clinical and clinical trial expenses	$251	$583
Payroll and related expenses	2,639	1,457
Gross to net accruals	3,824	—
Interest payable	70	93
Other	1,103	407

Total	$7,887	$2,540

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

Pursuant to the terms of the Loan Agreement, once the Company raised at least $30.0 million from the sale of equity securities or subordinated debt, the Lenders agreed to lend the Company a one-time single loan in the amount of $2.5 million (the “Bank Term Loan”). In September 2012, the Company borrowed an additional $2.5 million (the “September 2012 Note”) from Silicon Valley Bank pursuant to the terms of the Bank Term Loan. In addition, the Company issued warrants to Silicon Valley Bank to purchase a total of 8,408 shares of common stock with an exercise price of $5.05 per share. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the Bank Term Loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the Loan Agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

For the three and nine months ended September 30, 2013, the Company recorded amortization of debt discount of $0.1 million and $0.4 million, respectively, related to the April 2012 Notes and September 2012 Note.

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

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012 (Note 9), the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). The April 2012 common stock warrants have been fully exercised.

September 2012 Common Stock Warrants

In connection with the September 2012 Note, the Company issued warrants to the Lender to purchase a total of 8,408 shares of common stock. The warrants are exercisable at $5.05 per share and expire in September 2022 (the “September 2012 common stock warrants”). The September 2012 common stock warrants have been fully exercised.

The following table summarizes the outstanding warrants and the corresponding exercise price as of September 30, 2013 and December 31, 2012:

	Number of Shares Outstanding
	September 30, 2013	December 31, 2012	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05
April 2012 common stock warrants	—	75,974	4.08
September 2012 common stock warrants	—	8,408	5.05

Total	274	84,656

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

12. Stockholders’ Equity

On March 13, 2013, the Company completed a follow-on offering and issued 2,875,000 shares of its common stock at an offering price of $20.75 per share. In addition, the Company sold an additional 431,250 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at an offering price of $20.75 per share. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million. As a result of these transactions, the Company issued a total of 3,306,250 shares of its common stock during the three months ended March 31, 2013.

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of September 30, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

13. Stock Option Plan

In April 2012, the board of directors of the Company adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”). The Company’s stockholders approved the 2012 Plan in July 2012. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012

As of September 30, 2013, the Company had 533,311 shares of common stock available for issuance and 1,283,367 options and 18,000 restricted stock units (“RSU’s”) outstanding under the 2012 Plan. During the nine months ended September 30, 2013, the board of directors approved the grants of 1,064,815 stock options at exercise prices in the range of $18.24 - $26.50 and 21,000 RSU’s under the 2012 Plan. In addition, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan on January 1, 2013, the shares available for issuance under the 2012 Plan increased by 665,850 shares.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of September 30, 2013, there were 1,581,486 options outstanding under the 2006 Plan.

In April 2013, the Company modified certain stock options and recorded an expense of $0.2 million related to this modification in its condensed consolidated statements of operations.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and RSU’s is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$5	$—	$8	$—
Research and development	175	122	410	261
Selling general and administrative	1,152	168	2,679	349

Total	$1,332	$290	$3,097	$610

Stock-based compensation of $19,000 and $45,000 was capitalized into inventories for the three and nine months ended September 30, 2013. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

14. Income Taxes

At December 31, 2012, the Company had net operating loss carryforwards of approximately $96.4 million and $117.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The net operating loss carryforwards will begin to expire in 2026 for federal and 2016 for state purposes. The net operating loss carryforwards were fully provided with 100% valuation allowance.

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

The Company did not record any income tax expense or benefit for the three and nine month periods ended September 30, 2013. Expected taxable income in 2013 will be offset by federal and state net operating losses and credits.

There was no interest or penalties accrued through September 30, 2013. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the United States and California. The Company is not currently under income tax examinations by any tax authorities.

15. Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$112	$(4,930)	$16,158	$(23,978)

Denominator:
Weighted-average number of common shares outstanding – basic	20,093,718	11,326,643	19,180,506	4,114,844
Dilutive effect of stock-options and awards	1,372,931	—	1,310,186	—

Weighted average common shares outstanding – dilutive	21,466,649	11,326,643	20,490,692	4,114,844

Net income (loss) per share:
Basic	$0.01	$(0.44)	$0.84	$(5.83)

Diluted	$0.01	$(0.44)	$0.79	$(5.83)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share, as the effect of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	1,038,755	1,853,481	1,044,755	1,853,481
October 2007, April 2008 and 2012 common stock warrants	274	84,678	274	84,678

Total	1,039,029	1,938,159	1,045,029	1,938,159

16. Related Party Transaction

As part of the Company’s acquisition of BUPHENYL (see Note 4), the Company assumed the existing BUPHENYL distributors agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013 SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During the three and nine months ended September 30, 2013 the Company recognized $1.5 million from sales to SOBI. As of September 30, 2013, trade receivable from SOBI amounted to $1.5 million.

17. Subsequent Events

On October 14, 2013, the Company entered into a lease agreement with 2000 Sierra Point Parkway LLC (“Landlord”) under which the Company will lease approximately 20,116 rentable square feet of office space in Brisbane, California. The initial term of the lease is six years and shall commence upon the later of i) the Landlord’s substantial completion of the improvements to the Premises, or ii) November 1, 2013. In addition to operating expenses and certain other additional expenses set forth in the Lease, the Company will pay total base rent of approximately $4.4 million during the initial term of the Lease.

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

We originally obtained rights to develop RAVICTI in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (‘Valeant”). In March 2012, we purchased the worldwide rights to RAVICTI for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of RAVICTI. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we had an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL® (sodium phenylbutyrate) Tablets and Powder , an FDA approved therapy for treatment of the most prevalent UCD and AMMONUL® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd and subsequently, Ucyclyd exercised its option to retain AMMONUL. On May 31, 2013, we completed the acquisition of BUPHENYL and we received a net payment of $11.0 million which reflected the $32.0 million contractual purchase price for AMMONUL due to us less the $19.0 million contractual purchase price for BUPHENYL due to Ucyclyd and $2.0 million payment due to Ucyclyd for inventory we purchased from Ucyclyd.

As of September 30, 2013, we had an accumulated deficit of $122.8 million. We recorded losses from operations of $14.3 million and $20.7 million for the nine months ended September 30, 2013 and 2012, respectively. During the second quarter of 2013, we had significant revenues from our principal operations and therefore, ceased being a development s stage company. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of GPB in HE, expanding our organization and marketing of RAVICTI and BUPHENYL.

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

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of September 30, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

On July 31, 2012, we completed our initial public offering (“IPO”) and issued 5,000,000 shares of our common stock at an initial offering price of $10.00 per share. We sold an additional 750,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. Our shares began trading on the NASDAQ Global Market on July 26, 2012. We received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million

In April 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on GPB versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin. We expect our research and development expenses to increase when we initiate a Phase III trial of GPB in HE. We will likely continue to incur significant commercial, sales, marketing and outsourced manufacturing expenses in connection with the commercialization of RAVICTI and BUPHENYL in UCD. These increased expenses as compared to prior years, include payroll related expenses due to hiring additional employees, costs related to the initiation and operation of our distribution network, and marketing costs and general infrastructure expenses as we expand our organization.

Financial Overview

Revenues

Our product revenues consist of the following:

•	Revenues from the sale of our first commercial product, RAVICTI which was approved by the FDA on February 1, 2013 and was commercially launched in the U.S. during the period ended March 31, 2013; and

•	Revenues from the sale of BUPHENYL which we acquired from Ucyclyd on May 31, 2013, pursuant to the restated collaboration agreement, and we currently distribute BUPHENYL in the U.S. and certain countries outside the U.S.

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

As a result of the business combination related to the purchase of BUPHENYL, cost of sales is higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as that inventory is sold and is not indicative of cost of sales in future periods. Since the inventories we purchased were part of the business combination, the inventories were recorded at fair value on the acquisition date. For additional information see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We develop RAVICTI in UCD and GPB for

HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase of RAVICTI from Ucyclyd. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
UCD Program	$1,866	$837	$4,831	$2,919
HE Program	283	310	821	1,947
Unallocated	319	1,225	1,217	9,146

Total	$2,468	$2,372	$6,869	$14,012

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

Gain from settlement of retention option

The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our condensed consolidated statements of operations in the second quarter of 2013. For additional information, see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

During the nine months ended September 30, 2013 other income (expense), net consisted of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement. During the three and nine months ended September 30, 2012, other income (expense), net consisted primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. Under ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, we account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, at fair value and recorded each as liabilities on the date of each issuance. The fair value was determined and subsequently re-measured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing our IPO, we performed a final re-measurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the re-measurement to other income (expense), net. These warrants automatically net exercised into shares of common stock on July 31, 2012. As a result, these warrants will no longer be re-measured after July 31, 2012.

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

We did not record income tax expense for the three and nine month periods ended September 30, 2013. Our expected taxable income in 2013 will be offset by federal and state net operating losses and credits.

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

Business Combinations

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

Inventories

Our inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. Our inventories consist of raw materials, supplies, work in process and finished goods. Subsequent to the FDA approval of RAVICTI on February 1, 2013, we began capitalizing inventories as the related costs were expected to be recoverable through the commercialization of the product. Prior to the FDA approval of RAVICTI, we recorded the costs incurred as research and development expenses in the condensed consolidated statements of operations. If information becomes available that suggest that our inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

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

We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We develop demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classified inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next 12 months.

Intangible Assets

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

Product Revenue

During the three month and nine month period ended September 30, 2013, our product revenues represent sales of RAVICTI and BUPHENYL in the U. S. and outside the U.S. We recognized revenue once all four revenue recognition criteria described above are met.

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

Cost of Sales

Our cost of sales during the quarter ended September 30, 2013 consist mainly of third party manufacturing cost of products sold, royalty fees and other indirect costs related to personnel compensation, shipping and supplies.

We recorded costs incurred prior to the FDA approval of RAVICTI as research and development expenses in our condensed consolidated statement of operations. We expect that cost of sales relating to RAVICTI as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized. The cost of BUPHENYL sales as a percentage of revenue was higher due to the recording of the step-value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold and is not indicative of cost of sales in future periods.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2013	2012			2013	2012
	(unaudited)				(unaudited)
Product revenue, net	$15,489	$—	$15,489	100%	$23,577	$—	$23,577	100%
Cost of sales	3,003	—	3,003	100	3,946	—	3,946	100
Research and development	2,468	2,372	96	4	6,869	14,012	(7,143)	(51)
Selling general and administrative	8,575	2,386	6,189	259	25,740	6,726	19,014	283
Amortization of intangible asset	991	—	991	100	1,320	—	1,320	100
Interest income	9	3	6	200	21	10	11	110
Interest expense	(357)	(793)	(436)	(55)	(1,152)	(3,115)	(1,963)	(63)
Gain from settlement of retention option	—	—	—	—	31,079	—	31,079	100
Other income (expense), net	8	618	(610)	(99)	508	(135)	643	476

Revenues

During the three and nine months ended September 30, 2013, we generated $15.5 million and $23.6 million of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns, co-pay assistance and estimated product sales allowances including government rebates, chargebacks, prompt -payment discounts and distributor fees.

For the three months period ended September 30, 2013, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $9.8 million, primarily relating to sales in the U.S.; and

•	net sales from BUPHENYL in the amount of $6.0 million (of which $2.9 million relates to sales outside the U.S. and $3.1 million sales in the U.S.)

The above amounts were partially offset by $0.3 million of co-payment assistance.

For the nine months period ended September 30, 2013, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $16.8 million, primarily relating to sales in the U.S

•	net sales from BUPHENYL in the amount of $7.1 million (of which $3.0 million relates to sales outside the U.S. and $4.1 million sales in the U.S.)

The above amounts were partially offset by $0.3 million of co-payment assistance.

Cost of Sales

Costs of sales were $3.0 million and $3.9 million for the three and nine months ended September 30, 2013. For the three months ended September 30, 2013, cost of sales consisted of BUPHENYL product costs of $2.0 million and RAVICTI product costs of $1.0 million. For the nine months ended September 30, 2013, cost of sales consisted of BUPHENYL product costs of $2.3 million and RAVICTI product costs of $1.6 million.

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

For BUPHENYL, cost of sales was higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold and is not indicative of cost of sales in future periods. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date. For additional information, see Note 4 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Research and Development Expenses

The change in research and development expense was not significant for the three months ended September 30, 2013 and 2012.

Research and development expenses decreased by $7.1 million, or 51%, to $6.9 million for the nine months ended September 30, 2013, from $14.0 million for the nine months ended September 30, 2012. This decrease was primarily due to decreases of $1.2 million in clinical development costs due to completion of our HE Phase II trial in 2012 and a $5.7 million expense recognized pertaining to purchase of RAVICTI which occurred in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6.2 million, or 259%, to $8.6 million for the three months ended September 30, 2013, from $2.4 million for the three months ended September 30, 2012. This increase was primarily due to increases of $3.6 million in compensation expense as a result of hiring additional employees, $0.2 million in insurance and other office and administrative related expenses, $1.1 million in selling and marketing expenses pertaining to commercialization of RAVICTI, $0.3 million in travel and related costs due to increased travel by the sales, marketing and investor relations teams and $0.5 million increase in consulting costs.

Selling, general and administrative expenses increased by $19.0 million, or 283%, to $25.7 million for the nine months ended September 30, 2013, from $6.7 million for the nine months ended September 30, 2012. This increase was primarily due to increases of $9.4 million in compensation expense as a result of hiring additional employees, $1.2 million in insurance and other office and administrative related expenses, $4.4 million in selling and marketing expenses pertaining to the product launch and commercialization of RAVICTI, $0.6 million in travel and related costs and $2.2 million increase in consulting costs.

Amortization of intangible asset

For the three and nine months ended September 30, 2013, amortization of intangible asset was $1.0 million and $1.3 million, respectively. The amortization of intangible asset expense pertains to the amortization expense for BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

Interest Income

The changes in interest income were not significant for the three and nine months ended September 30, 2013 and 2012.

Interest Expense

Interest expense decreased by $0.4 million, or 55%, to $0.4 million for the three months ended September 30, 2013, from $0.8 million for the three months ended September 30, 2012. Interest expense decreased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012.

Interest expense decreased by $1.9 million, or 63%, to $1.2 million for the nine months ended September 30, 2013, from $3.1 million for the nine months ended September 30, 2012. Interest expense decreased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012.

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

Other Income (Expense), net

During the nine months ended September 30, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to our restated collaboration agreement.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, we raised net proceeds of $63.7 million from our follow-on offering and generated net revenues of $23.6 million.

As of September 30, 2013 and December 31, 2012, our principal sources of liquidity were our cash and cash equivalents, which totaled $108.5 million and $49.9 million, respectively.

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

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of September 30, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

We began generating revenues due to the commercialization of RAVICTI during the period ended March 31, 2013 and the acquisition of BUPHENYL on May 31, 2013. We believe that our existing cash and cash equivalents as of September 30, 2013, and our future expected product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
(In thousands)	2013	2012
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(12,757)	$(22,241)
Investing activities	10,378	25
Financing activities	61,035	71,736

Net increase in cash and cash equivalents	$58,656	$49,520

Cash used in operating activities of $12.8 million for the nine months ended September 30, 2013 included our net income of $16.2 million, adjusted for non-cash items such as $31.1 million of gain from the settlement of retention option, $0.4 million of amortization of debt discount, $1.3 million of amortization of intangible asset, $3.1 million of stock-based compensation expense, a net cash outflow of $7.5 million related to changes in operating assets partially offset by a net cash inflow of $4.8 million related to changes in operating liabilities. For the nine months ended September 30, 2012, the primary use of cash was to fund our operations related to the commercialization of RAVICTI for the treatment of UCD and for the development of GPB for the treatment of HE. Cash used in operating activities of $22.2 million for the nine months ended September 30, 2012 primarily related to our net loss of $24.0 million, adjusted for non-cash items such as $1.1 million of amortization of debt discount, $0.8 million of remeasurement of warrants liability and $0.6 million of stock-based compensation expense. For the first nine months of 2012, cash used in operating activities included the $5.7 million of expense incurred for the purchase of RAVICTI.

Net cash provided by investing activities was $10.4 million and $25,000 for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by investing activities for the nine months ended September 30, 2013 includes a net payment of $11.0 million received from Ucyclyd partially offset by additions made to property and equipment of $0.6 million. For the nine months ended September 30, 2012, net cash provided by investing activities consisted of a decrease in restricted cash of $0.3 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million and property and equipment purchases of $21,000.

Net cash provided by financing activities was $61.0 million and $71.7 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by financing activities for the nine months ended September 30, 2013 related primarily to the proceeds from our follow-on offering of $64.5 million (net of underwriting discounts and commissions) and proceeds from issuance of common stock due to exercise of stock options of $0.5 million partially offset by our payments of notes payable of $3.0 million and payments of deferred offering costs of $ 0.9 million. For the nine months ended September 30, 2012, net cash provided by financing activities related primarily to the proceeds from our initial public offering of $53.5 million (net of underwriting discounts and commissions), the issuance of the February 2012 Notes in the amount of $7.5 million and proceeds from the issuance of our April 2012 Notes and September 2012 Note totaling $12.5 million, partially offset by our payments of offering costs in the amount of $1.8 million.

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

•	our ability to successfully market RAVICTI and BUPHENYL;

•	the amount of sales and other revenues from products that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments:

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any new collaborative, licensing and other commercial relationships that we may establish.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. During the three months ended September 30, 2013, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K/A for the year ended December 31, 2012.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net income (loss) and net income (loss) per share. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

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

We have invested a significant portion of our efforts and financial resources in the development of RAVICTI. As a result, our business is substantially dependent on our ability to successfully commercialize RAVICTI. We launched RAVICTI in March 2013 and are in the early stages of marketing. Our ability to commercialize RAVICTI successfully will depend on our ability to:

•	achieve market acceptance and generate product sales through maintaining agreements with a third-party logistics company and specialty pharmacies on commercially reasonable terms;

•	obtain and maintain adequate levels of reimbursement for RAVICTI;

•	train, deploy and maintain a qualified commercial organization and field force;

•	create market demand for RAVICTI through education, marketing and sales activities;

•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and

•	comply with other healthcare regulatory requirements.

The commercial success of RAVICTI will depend upon the degree of market acceptance among physicians, patients, patient advocacy groups, third-party payors and the medical community.

RAVICTI may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, third-party payors and the medical community or may not gain market acceptance within the timeframes we have estimated. The degree of market acceptance of RAVICTI will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of RAVICTI as compared with any branded or generic forms of sodium phenylbutyrate;

•	the frequency and severity of any side effects;

•	potential advantages over BUPHENYL or any generic versions of BUPHENYL;

•	the perception among physicians and patients as to the relative price differences between RAVICTI and BUPHENYL or any generic versions of BUPHENYL;

•	negative publicity or political pressure with respect to premium pricing of orphan drugs in general;

•	sufficient third-party coverage or reimbursement;

•	relative convenience and ease of administration;

•	willingness of patients to adopt RAVICTI as a replacement for sodium phenylbutyrate or any other UCD treatment options;

•	the strength of our sales and marketing organizations and our third-party distributors; and

•	the quality of our relationship with patient advocacy groups and the medical community.

If we fail to achieve market acceptance of RAVICTI or fail to achieve market acceptance within timeframes we have estimated, our revenue will be limited and it will be more difficult to achieve or maintain profitability, or profitability may not occur at all.

If we are unable to maintain agreements with, and effectively manage, third parties to distribute our UCD products to patients, our results of operations and business could be adversely affected.

We rely on third parties to distribute our UCD products to patients. We have contracted with a third-party logistics company to warehouse our UCD products. For RAVICTI, we contracted with two specialty pharmacies to sell and distribute to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management. For BUPHENYL, which we acquired on May 31, 2013, we operate under a contract with a wholesaler which distributes and sells to retail pharmacies, hospitals and other dispensing organizations. We have also contracted with a third-party call center to coordinate prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for RAVICTI. The distribution network in place requires significant coordination with our sales and marketing and finance organizations. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from sales of RAVICTI and BUPHENYL. If we are unable to effectively manage the distribution process, the sales of our UCD products, as well as any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

In addition, since we use specialty pharmacies and heavily rely on our third-party call center to support RAVICTI, we are subject to certain risks, including, but not limited to, risks that these organizations may:

•	not provide us with accurate or timely information regarding inventories, the number of patients who are using our UCD products, or complaints regarding those drugs;

•	not effectively sell or support our UCD products;

•	reduce or discontinue their efforts to sell or support our UCD products;

•	not devote the resources necessary to sell our UCD products in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business.

If we are unable to successfully maintain internal commercialization capabilities, we will be unable to successfully commercialize our UCD products.

We need to commit significant time and financial and managerial resources to support distribution capabilities and to maintain adequate marketing capabilities and a sales force with technical expertise. Factors that may inhibit our efforts to maintain our commercialization capabilities include:

•	our inability to retain adequate numbers of effective commercial personnel;

•	our inability to train sales personnel, who may have limited experience with our company or UCD products, to deliver an effective message regarding our UCD products that results in patients being treated with our UCD products by their treating physicians;

•	our ability to effectively manage our patient support services, call center, or relationship with specialty pharmacy;

•	our inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding our UCD products and its proper administration; and

•	unforeseen costs and expenses associated with sustaining an independent sales and marketing organization.

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

We have a limited operating history and only recently received FDA approval for RAVICTI, which we initiated commercial sales of during the first quarter of 2013. On May 31, 2013, we completed the acquisition of BUPHENYL from Ucyclyd. We have funded our operations primarily from sales of our equity and debt securities. We have incurred losses from operations in each year since our inception and have an accumulated deficit totaling $122.8 million. Our losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of RAVICTI and BUPHENYL for us to achieve or maintain profitability on a timely basis, or at all.

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

If we fail to sustain an adequate level of reimbursement for our UCD products by third-party payors, sales would be adversely affected.

The course of treatment for UCD patients is and will continue to be expensive. We currently expect that the average price per patient per year for RAVICTI will be between $250,000 and $290,000 at a steady state. We expect UCD patients to need treatment throughout their lifetimes. Most families of patients are not capable of paying for this treatment themselves. There will be no commercially viable market for RAVICTI or BUPHENYL without reimbursement from third-party payors. Even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected. In addition, we expect to provide RAVICTI and BUPHENYL at no cost to qualified patients without insurance or without coverage for RAVICTI or BUPHENYL. If the numbers of patients that qualify for these programs is higher than our current estimates, our revenues and gross margins will be adversely affected.

Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not maintain adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets, including the European Union, vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

We are required to complete post-marketing studies mandated by the FDA for RAVICTI and such studies may be costly and time consuming. If the results of these studies reveal unacceptable safety risks, we may be required to withdraw RAVICTI from the market.

As part of the FDA approval of RAVICTI to treat UCD, we made a Phase IV commitment to conduct a long-term (approximately 10 years) outcomes study (or Registry), which is noted on the FDA-approved label. The FDA also imposed several post-marketing requirements, a post marketing commitment, which includes obligations to conduct:

•	two separate studies in UCD patients during the first two months of life and from 2 months to 2 years of age, including a study of the pharmacokinetics in both age groups;

•	a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment;

•	a study to determine whether metabolites are present in human breast milk; and

•	a study to determine whether the metabolites of RAVICTI affect the metabolism of other drugs that these patients might be given concurrently.

If we are unable to complete these studies or the results of the studies reveal unacceptable safety risks, we may not be able to extend the label to include UCD patients less than two years of age and/or could be required to perform additional studies, which may be costly, and even lose marketing approval for RAVICTI. In addition to these studies, the FDA may also require us to conduct other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price.

The patient population suffering from UCD is small and has not been established with precision. If the actual number of patients is smaller than we estimate or if we are unable to convert patients from sodium phenylbutyrate to RAVICTI, our revenue and ability to achieve profitability may be adversely affected.

We estimate that the number of individuals in the United States with UCD is approximately 2,100, of which approximately 1,100 are currently diagnosed and approximately 600 of whom are currently treated with FDA-approved pharmaceuticals, including sodium phenylbutyrate and RAVICTI. Of these, we estimate that approximately 60% are children and 40% are adults. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis do not accurately reflect the number of patients with UCD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, if existing patients do not use our therapies, it will be more difficult to achieve profitability, or profitability may not occur at all.

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

To obtain regulatory approval to market glycerol phenylbutyrate (“GPB”) in HE, costly and lengthy clinical trials will be required, and the results of the studies and trials are highly uncertain.

As part of the regulatory approval process, we must conduct, at our own expense, clinical trials on humans for each indication that we intend to pursue. We expect the number of nonclinical studies and clinical trials that the regulatory authorities will require will vary depending on the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, the number and size of clinical trials required for approval varies based on the nature of the disease and size of the expected patient population that may be treated with a drug, and we are still in discussions with the FDA and EMA as to the design of additional HE clinical trials required for approval. We must demonstrate that our drug products are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale, and it is possible future trials of GPB may not result in approval.

Serious adverse events or other safety risks could require us to abandon development and preclude or limit approval of GPB to treat HE.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to study participants or if preliminary data demonstrate that the product is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards and data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of GPB to treat HE, the commercial prospects for GPB will be harmed and our ability to generate additional product revenues from GPB may be delayed or eliminated.

We may never obtain approval for or commercialize RAVICTI outside of the United States, which would limit our ability to realize its full market potential.

We only have approval to market RAVICTI in the United States at this time. In order to market RAVICTI outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in, other countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of RAVICTI in those countries. Health Canada has requested that we seek regulatory approval to sell BUPHENYL in Canada even though Ucyclyd was permitted to sell BUPHENYL under Health Canada’s Special Access Programme. Not making a required filing in a timely fashion could delay sales of BUPHENYL in Canada, and such approval may never be obtained. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we obtain approval to commercialize RAVICTI outside of the United States and continue to maintain the existing Ucyclyd distribution agreements for BUPHENYL outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If RAVICTI is approved for commercialization outside the United States, we will likely enter into agreements with third parties to market RAVICTI outside the United States. On May 31, 2013, we acquired worldwide rights to BUPHENYL from Ucyclyd. As part of the acquisition of BUPHENYL, we assumed Ucyclyd’s rights and obligations under its existing agreements for distribution of BUPHENYL outside the United States, including Ucyclyd’s obligation to provide Swedish Orphan Biovitrum AB with a right of first refusal for the distribution of RAVICTI, additional indications for BUPHENYL and other newly developed products for urea cycle disorders on terms and conditions reasonably satisfactory to us. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing United States and foreign drug import and export rules;

•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements or changes in the application of regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

If a regulatory agency discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product use, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations or is unable to consistently produce the product to meet specifications, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

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

In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of sodium phenylbutyrate tablets which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, Sigmapharm Laboratories, LLC received FDA approval for a generic version of sodium phenylbutyrate powder which is competing with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane Pharma received marketing approval from the European Medicines Agency for taste-masked sodium phenylbutyrate, and we believe they are also seeking approval via an abbreviated new drug application (“ANDA”) in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat HA crises in NAGS deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. In addition, if we complete development, obtain regulatory approval and commercialize GPB to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. In addition to currently marketed treatments for HE, Ocera Therapeutic, Inc. has conducted two Phase II trials of one of their compounds to treat mild HE and is conducting a Phase II trial of a second compound delivered intravenously to patients with cirrhosis in which they are assessing ammonia control versus placebo. In addition, researchers are continually learning more about UCD and HE and new discoveries may lead to new therapies. As a result, RAVICTI and BUPHENYL may be rendered less competitive at any time, or even obsolete. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than RAVICTI and BUPHENYL. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	maintain patent protection for RAVICTI and otherwise prevent the introduction of generics of RAVICTI;

•	attract and retain key personnel;

•	maintain an adequate sales and marketing infrastructure;

•	willingness of patients to adopt RAVICTI as a replacement for sodium phenylbutyrate or any other UCD treatment options;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with patient advocacy groups.

If GPB is approved to treat HE in the future, the cost of RAVICTI to treat UCD may decline significantly, which could materially affect our UCD revenues.

The same active ingredient underlies RAVICTI to treat UCD and GPB which we have in trials for HE. Given the relative differences in the size of the affected patient populations in UCD and HE, respectively, the number of requests third-party payors receive to reimburse drugs for the treatment of HE is significantly greater than the number of requests for UCD. As a result, and given the common active ingredient we will likely experience greater pricing pressure for RAVICTI if GPB is approved by the FDA to treat HE. We do not currently have a plan to differentiate the formulations for UCD and HE, nor can we guarantee success if we attempt to differentiate the formulation. We expect the required dosing volume for HE to be similar to the average required dosing for UCD. If GPB is approved by the FDA for HE, we may need to significantly decrease the price for RAVICTI from that established with respect to UCD in order to gain third-party reimbursement for broad use in HE patients. This would result in a significant decrease in revenues generated by the UCD patient population. We believe GPB revenue potential for HE is much larger than RAVICTI is for UCD; however, if the market for GPB in HE is significantly smaller than we anticipate, or if we are unsuccessful in any commercial launch of GPB for the treatment of HE, total RAVICTI revenues may decrease significantly and we may be unable to achieve or maintain profitability. If the RAVICTI price is decreased with the introduction of the drug for HE, we may need to decrease our UCD specialty pharmacy and patient support service offerings. This may result in lower UCD revenues due to fewer UCD patients electing to begin use of RAVICTI and/or remain compliant.

If we are unable to maintain an effective sales force in the United States, our business may be harmed.

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

In the United States, the Affordable Care Act (enacted in 2010) is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturers price,” (“AMP”), for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded the scope of the Medicaid drug rebate program;-rebates previously had been payable only on fee-for-service utilization, but are now also payable on Medicaid managed care utilization; and created an alternative rebate formula for certain innovator products that qualify as line extensions of certain existing products, which is likely to increase the rebates due on those drugs. CMS, which administers the Medicaid Drug Rebate Program, has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act and subsequent legislation but has not yet issued final regulations. CMS has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. Also effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when those products are used for their orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

Further, as of 2011, the Affordable Care Act imposed a significant annual branded prescription drug fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices related to interactions with healthcare practitioners. Also under the Affordable Care Act, as of August 2013, pharmaceutical manufacturers are subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare practitioners. Reports submitted under these requirements will be placed in a public database. Notably, a significant number of provisions are not yet, or have only recently become effective. Although it is too early to determine the full effect of the Affordable Care Act, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicaid program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which started in 2013.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Furthermore, the concerns raised by patients, patient advocacy groups and congressional representatives about the recent pricing of orphan drugs, could result in changes to the Orphan Drug Act or limitations in the approval pathway or pricing and reimbursement of orphan drugs.

Risks Related to Our Financial Position and Need for Additional Capital

We currently have a limited source of revenue and may never become profitable.

We started generating product revenue during 2013 due to the FDA approval and commercialization of RAVICTI and the acquisition of BUPHENYL. Our ability to generate continued product revenue depends on a number of factors, including our ability to:

•	maintain an acceptable price for our UCD products;

•	achieve and maintain market acceptance for RAVICTI as an alternative to BUPHENYL;

•	obtain commercial quantities of our UCD products at acceptable cost levels;

•	obtain adequate reimbursement from third-party payors;

•	successfully market and sell our UCD products in the United States;

•	delay the introduction of additional generics and the impact of generic versions of our UCD products;

•	maintain our licenses or sublicenses to intellectual property rights to RAVICTI; and

•	maintain existing distribution agreements for BUPHENYL outside the United States.

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

We have incurred losses from operations in each year since our inception on November 1, 2006. As of September 30, 2013, we had an accumulated deficit of $122.8 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. RAVICTI will require significant marketing efforts and substantial investment before it can provide us with sustained revenues. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for RAVICTI and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We do not currently operate manufacturing facilities for clinical or commercial production of RAVICTI or BUPHENYL. We lack the resources and the capabilities to manufacture RAVICTI or BUPHENYL in our own facilities on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and finished drug products required for our clinical trials and commercial sale. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture clinical and commercial quantities of RAVICTI and BUPHENYL and the related bulk drug substances. We have bulk drug substance for the production of clinical and commercial supplies of RAVICTI manufactured for us by Helsinn Advanced Synthesis SA (Switzerland) and DSM Fine Chemicals Austria Nfg GmbHon a purchase order basis. We have bulk drug substance for the production of clinical and commercial supplies of BUPHENYL manufactured for us by CU Chemie Uetikon GmbH (Germany). We have clinical and commercial supplies of BUPHENYL finished product manufactured for us by Pharmaceutics International, Inc. on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug product manufactured by Lyne Laboratories, Inc. on a purchase order basis under a clinical supply agreement. We have an agreement in place and have initiated process transfer and development at Halo Pharmaceutical, Inc., to qualify Halo as a secondary finished drug product supplier for RAVICTI. If we need to identify an additional fill/finish manufacturer, we would not be able to do so without significant delay and likely significant additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.

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

In addition, because our contract manufacturers of the RAVICTI and BUPHENYL bulk drug substance are located outside of the United States, we may face difficulties in importing bulk product into the United States as a result of, among other things, FDA import inspections or bans, incomplete or inaccurate import documentation, product loss or diversion, or defective packaging.

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct and/or oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for RAVICTI or our potential future product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary technology in the marketplace.

Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting or enforcing our patents, our business and financial prospects may be harmed. We may not develop additional proprietary products which are patentable. Further competitors may obtain patents covering compositions or methods that encompass our products or uses thereof. In such a situation ownership may be determined by first to invent or first to file depending on when the applications were submitted. The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for RAVICTI and our future products and product candidates are particularly uncertain. Publication of information related to RAVICTI and our future products and product candidates may prevent us from obtaining or enforcing patents relating to these products and product candidates, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

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

We also own one issued patent in the United States and multiple pending patent applications in the United States (including one application with recently allowed claims) and in foreign jurisdictions relating to methods of treatment with RAVICTI or other phenylacetic acid (“PAA”) prodrugs, including dosing and dose adjustment. These applications do not ensure the protection of our intellectual property. Additionally, these pending applications may not issue or may issue with claims significantly narrower than we currently seek. Similarly, our issued patent may be successfully challenged and invalidated. Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for RAVICTI before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

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

We own one United States patent with claims directed to methods of using, administering and adjusting the effective dose of a PAA prodrug, including RAVICTI, based on fasting ammonia levels. This patent and any subsequent patents issued may be subject to challenge by competitors and invalidated.

We own a first family of pending patent applications in the United States, Europe, Japan, and Canada directed to methods of using, administering, and adjusting the effective dosage of PAA prodrugs including RAVICTI. These methods are based in part on novel findings regarding the conversion of PAA prodrugs to PAGN. Claims directed to methods of treating UCD and administering PAA prodrugs including RAVICTI were recently allowed in a United States application from this first family.

We own five additional families of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of a PAA prodrug including RAVICTI and to methods of diagnosing, grading, and treating hepatic encephalopathy. If granted, these applications could extend patent protection until 2029 to 2034; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the blood were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims, although its full impact will not be known for many years. Moreover, even if granted these applications may not provide protection sufficient to protect against the use of generic forms of RAVICTI.

Even if the patents for our products are invalidated or become unenforceable, however, we still may have protection under two different forms of regulatory exclusivity. The first form, orphan drug exclusivity, prohibits the FDA from approving another product with the same active ingredient for the same use for seven years from the date of approval. RAVICTI has orphan drug exclusivity until February 2020.

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

Even if patent protection and orphan drug exclusivity become unavailable, our products may still have limited protection against generic competition under a second form of regulatory exclusivity, which derives from the Hatch-Waxman Act. Under the Hatch-Waxman Act provisions of the FDCA, a pharmaceutical manufacturer may file an abbreviated new drug application, (“ANDA”), seeking approval of a generic copy of an approved innovator product once all patent protection for the approved product has expired or been determined by a court to be invalid or unenforceable. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product, but similarly is only available when no patent protection remains. To maintain sufficient incentives for innovators to develop new drugs and to improve existing drugs, however, the Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA.

When an innovator NDA holder has patents claiming the active ingredient, product formulation or an approved use of the drug, those patents are listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in its ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must also be given to the innovator, and, for patents listed before the filing of an ANDA, if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

RAVICTI was granted a three-year period of regulatory exclusivity under the Hatch-Waxman Act, which expires on February 1, 2016. That exclusivity means that, even in the absence of any patent protection or orphan drug exclusivity, FDA could not grant final approval to an ANDA for a generic version of RAVICTI until February 1, 2016. That exclusivity does not delay a generic competitor submitting an ANDA, or the FDA reviewing it, or granting it “tentative approval.” The exclusivity also prohibits FDA from approving a 505(b)(2) NDA that references FDA’s approval of RAVICTI or includes the same active ingredient and uses as RAVICTI.

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

Composition of matter patent protection and orphan drug exclusivity for BUPHENYL have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. For example, the FDA approved an ANDA for sodium phenylbutyrate powder in the first quarter of 2013, and the generic product was launched in April 2013. Lucane Pharma received marketing approval from the European Medicines Agency for taste-masked sodium phenylbutyrate, and we believe they are also seeking approval via an ANDA in the United States. We are also aware of an ANDA that was approved in November 2011 for sodium phenylbutyrate tablets. However, these tablets have not yet been made commercially available to UCD patients. Since the ANDA process is confidential, there may be additional BUPHENYL ANDAs pending. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to either of our drugs. If this occurs, our UCD product sales could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd and Brusilow at the same royalty rates.

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

Forecasting sales of our products is difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected.

Our management must make forecasting decisions regarding future revenue in the course of business planning despite uncertainty, and actual results of operations may deviate materially from projected results. In particular, forecasting revenue is difficult because we have only begun selling RAVICTI and BUPHENYL in 2013, sales of RAVICTI depend in part on switching patients from BUPHENYL, a process with which we have only limited experience, dosing is performed on a weight-basis which is difficult to predict and generic forms of BUPHENYL have recently been introduced into the market. Additionally estimates on payor mix are made on RAVICTI and BUPHENYL patients which are difficult to forecast. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock. In addition, if our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 56 employees as of September 30, 2013. In order to commercialize our products, we will need to maintain our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials and the regulatory process effectively;

•	manage the manufacturing and distribution of products for commercial and clinical use;

•	integrate current and additional management, administrative, financial and sales and marketing personnel;

•	hire new personnel necessary to effectively commercialize product and/or product candidates we in-license or acquire;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

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

We may attempt to acquire businesses, technologies, services, products or product candidates that we believe are a strategic fit with our business. On May 31, 2013, we acquired BUPHENYL from Ucyclyd. Currently, we have no agreement regarding any material acquisitions. However, if we do undertake any acquisitions, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, any acquired product candidate may fail to gain approval or authorization or may fail to meet our commercial objectives. Any such failure may result in our inability to realize the anticipated benefits of any acquisition.

If we acquire additional products or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

To remain competitive, we may decide to acquire additional products or technologies. On May 31, 2013, we acquired BUPHENYL from Ucyclyd. We have limited experience in successfully acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate BUPHENYL or other technologies or products without a significant expenditure of operating, financial and management resources. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

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

The trading price of our common stock has been and is likely to continue to be volatile. Since our initial public offering, our closing stock price as reported on the NASDAQ Global Stock Market has ranged from $10.04 to $28.94 as of November 5, 2013. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to RAVICTI and BUPHENYL;

•	any adverse changes to our relationship with Ucyclyd or other licensors, manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general global economic and market conditions and overall fluctuations in the United States equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, own approximately 75.0% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2012, we completed our IPO and issued 5,750,000 shares of our common stock at an initial offering price of $10.00 per share. We received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

The shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-180694) which was declared effective by the SEC on July 25, 2012.

As of September 30, 2013, we have used a portion of the proceeds from the sale of these securities to fund ongoing operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 27, 2012.

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

Hyperion Therapeutics, Inc.

Date: November 12, 2013	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2013	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

4.3	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.4	Form of Warrant to Purchase Stock issued pursuant to the SVB Loan and Security Agreement (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

10.1	Office lease by and among the Company and 2000 Sierra Point Parkway LLC, dated October 14, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 16, 2013).

10.2†	First Amendment to Distribution Services Agreement, by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., effective as of June 1, 2013.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.