Form 10-K
period 2013-12-31
HYPERION THERAPEUTICS INC
filed 2014-03-07
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35614

HYPERION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1512713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2000 Sierra Point Parkway, Suite 400

Brisbane, California 94005

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, based upon the closing price of $22.00 of the registrant’s common stock as reported on the NASDAQ Global Market, was $213,779,808. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2014, the registrant had 20,179,819 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc.TM RAVICTI® , BUPHENYL® and AMMONAPS® are our trademarks. AMMONUL® is a registered trademark of Ucyclyd Pharma, Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. on December 11, 2012. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	future sales of RAVICTI, BUPHENYL and AMMONAPS or any other future products or product candidates;

•	our expectations regarding the commercial supply of our urea cycle disorders (“UCD”) products;

•	our expectations regarding the level of competitive protection afforded by our intellectual property portfolio and orphan drug designation;

•	the cost, timing or estimated completion of our post-marketing clinical studies;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD patient market size and market adoption of RAVICTI by physicians and patients;

•	the HE patient market size and FDA approval and market adoption of glycerol phenylbutyrate (“GPB”) by physicians and patients;

•	the timing or cost of a Phase III trial in hepatic encephalopathy (“HE”);

•	the development and approval of the use of GPB for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic relationships;

•	impact of accounting standards;

•	repayment of notes payable; and

•	our estimates of attaining sustained profitability

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. Our products, RAVICTI® (glycerol phenylbutyrate) Oral liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 600 patients are currently treated with an FDA approved medication. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage.

On February 1, 2013, the U.S. Food and Drug Administration (“FDA”) granted approval of RAVICTI for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase (“NAGS”) deficiency for whom the safety and efficacy of RAVICTI has not been established, and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI.

In May 2013, we acquired BUPHENYL, an FDA-approved therapy for treatment of 3 of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). In Europe and the Middle East, BUPHENYL is sold under the brand name AMMONAPS®. The active pharmaceutical ingredient in BUPHENYL and AMMONAPS is sodium phenylbutyrate (“NaPBA”). References to BUPHENYL in this Form 10-K include AMMONAPS when referring to the product in the Middle East and Europe. Subsequent to the acquisition, we began selling BUPHENYL within the United States to patients who have not transitioned to RAVICTI. In addition, we sell BUPHENYL through our distributors outside the United States. In 2011, an Abbreviated New Drug Application (“ANDA”) for a generic tablet form of NaPBA was approved in the U.S., and in 2013, an ANDA for generic powder was approved. Both of these generic forms are owned by companies other than Hyperion. References to NaPBA in this Form 10-K include the generically available tablet and powdered forms of the drug, as well as our branded products in both powdered and tablet forms.

An average price per patient per year of RAVICTI therapy is currently approximately $315,000. The price of BUPHENYL per gram is approximately one quarter that of RAVICTI. Prices for both therapies vary among patients because doses are individualized based on a patient’s weight and disease severity. We have launched a dedicated call center, which serves as an integrated resource for prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for our UCD patients. Together with distribution via two specialty pharmacies, we believe these services provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease.

As part of our ongoing commitment to the patient community, we provide our UCD products at no cost to patients as we help them establish insurance coverage for our UCD products and donate to an independent foundation with established track record of enabling patients to access medications affordably.

RAVICTI was granted orphan drug exclusivity in the United States for the maintenance treatment of patients with UCD shortly after its FDA approval in 2013. This exclusivity extends through February 1, 2020. RAVICTI has also received orphan drug designation in the European Union (“EU”), although the right to marketing exclusivity cannot be determined until it is authorized to market in the EU. In March 2013, U.S. Patent No. 8,404,215 entitled “Methods of Therapeutic Monitoring of Nitrogen Scavenging Drugs” issued from U.S. Patent Appl. No. 13/417,137 with claims directed to methods of optimizing the dosage of nitrogen scavenging drugs based on target fasting ammonia levels. This patent will expire in March 2032, and is currently listed in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. In February 2014, U.S. Patent 8,642,012 entitled “Methods of Treatment Using Ammonia Scavenging Drugs” issued from U.S. Patent Appl. No. 12/350,111 with claims directed to methods of treating patients with UCD using phenylacetic acid (“PAA”) prodrugs based on in part on target urinary phenylacetylglutamine (“PAGN”) levels. This patent will expire in September 2030 with Patent Term Extension (“PTE”). We are currently seeking listing of this patent in the Orange Book.

In March 2012, we entered into an amended and restated collaboration agreement (the “restated collaboration agreement”) with Ucyclyd pursuant to which we obtained an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s right to retain AMMONUL for an upfront payment of $32.0 million, plus subsequent milestone and royalty payments. We exercised this option on April 29, 2013 and Ucyclyd elected to retain AMMONUL, resulting in a net payment from Ucyclyd to us of $11.0 million upon close of the transaction. This net payment reflected the $32.0 million purchase price to retain AMMONUL due to us and the $19.0 million purchase price for BUPHENYL due to Ucyclyd, less costs of approximately $2.0 million for inventory we purchased from Ucyclyd.

We believe GPB has potential in other indications; and therefore in 2012 we completed a Phase II trial assessing the safety and efficacy of GPB in the treatment of episodic overt HE. Episodic overt HE can be diagnosed clinically through a set of signs and symptoms. The Phase II trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on GPB versus placebo, both administered in addition to standard of care, which included lactulose and/or rifaximin. The FDA has granted orphan drug designation to GPB for this indication, but whether a compound receives exclusivity for an indication is not determined by the FDA until the drug has been approved for marketing. HE is a serious but potentially reversible neurological disorder that can occur in patients with cirrhosis or acute liver failure. It comprises a spectrum of neuropsychiatric abnormalities and motor disturbances that are associated with varying degrees of disability, ranging from subtle to lethal. HE is believed to occur when the brain is exposed to ammonia that is normally removed from the blood by a healthy liver. We believe that ammonia plays a central role in this disease, and the most commonly utilized therapies for the treatment of HE are believed to act by reducing ammonia. Published epidemiological data suggest that there are approximately 140,000 patients in the United States who have episodic HE. We believe GPB, if approved for HE, would treat HE through a systemic reduction of ammonia.

Business Strategy

Our strategy is to commercialize a product portfolio, including RAVICTI, for the treatment of UCD and to develop GPB for the treatment of HE and other indications. The key elements of our strategy are to:

•

Commercialize RAVICTI and enhance patient care in UCD. A cornerstone of our commercial strategy is to facilitate the transition of patients from NaPBA to RAVICTI and to grow the market through use in patients who are newly diagnosed or who have not previously been on an FDA-approved therapy. We directly employ a small, scientifically-focused field team of six sales representatives and four payor account managers. We have also contracted a third-party call center focused on reimbursement adjudication and compliance support and two specialty pharmacies and one specialty distributor which distribute RAVICTI directly to patients and hospitals. We are currently developing our plans for generating sales of RAVICTI in UCD outside of the United States.

•

Sell BUPHENYL for appropriate patients. We are marketing BUPHENYL for use by UCD patients within the United States who have not transitioned to RAVICTI. We are also marketing BUPHENYL through our distributors outside the United States.

•

Develop GPB for the treatment of HE. Based on the positive results of our Phase II trial assessing the safety and efficacy of GPB in the treatment of episodic HE and an end of Phase II meeting to discuss those trial results with the FDA, we are currently planning a Phase III clinical trial that we estimate will begin enrolling in late 2014 or early 2015.

•

Acquire additional products and product candidates. We intend to continue to identify and may license or acquire products or product candidates that fit with our development and commercial capabilities.

UCD and HE: Diseases Related to Elevated Ammonia Levels

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

In both UCD and HE patients, ammonia can build up to toxic levels which can lead to severe medical complications, including death. Both UCD and HE fluctuate in severity, and patients may experience crises, called HA crises for UCD patients or HE events for HE patients, which often require hospitalization and may result in irreversible neurological damage.

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

Diagnosis and Prevalence

UCD are diagnosed either through newborn screening or when symptoms occur and are recognized as related to a UCD. Current newborn screening typically only detects three of the UCD subtypes and does not detect the most prevalent subtype. Thus, screening is believed to identify only approximately one-third of newborns with UCD. Initial UCD symptoms range from catastrophic illness with coma occurring within a few days of birth to milder symptoms such as difficulty sleeping, headache, nausea, vomiting, disorientation and seizures, particularly in patients who present later in life. Because these symptoms are common to a number of ailments, physicians often do not consider the possibility of UCD and therefore may not measure levels of blood ammonia. As a result, the most mildly affected patients can go undiagnosed for decades despite having symptoms. Because many cases of UCD remain undiagnosed and because infants born with severe UCD often die without a definitive diagnosis, the exact incidence and prevalence of UCD are unknown and, we believe, likely underestimated.

We believe UCD occur in approximately 1 in 10,000 to 1 in 35,000 births in the United States. We estimate that there are approximately 2,100 individuals in the United States that suffer from UCD. We estimate that only half, or approximately 1,100 patients with UCD in the United States, have been diagnosed. Based on demographic data for those patients enrolled in the National Institutes of Health sponsored UCD consortium (“UCDC”) longitudinal study, we estimate that of the diagnosed UCD patient population in the United States, 28% are under 6 years of age (somewhat more than half of whom are under 2 years of age), 32% are aged 6 through 17 years and 40% are 18 years of age or older. We estimate that the UCD population with NAGS deficiency is exceedingly small and as such is financially immaterial.

Current Treatment Options for UCD and Their Limitations

On February 1, 2013, the FDA granted approval of RAVICTI for use as a nitrogen-binding agent for the chronic management of 7 of the 8 subtypes of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with HA crises for whom urgent intervention is typically necessary, patients with NAGS deficiency for whom the safety and efficacy of RAVICTI has not been established and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI.

Management of UCD involves decreasing ammonia production through reduction of protein in the diet, supplementation with essential and/or branched chain amino acids, the use of dietary supplements such as arginine and citrulline, and, when dietary measure are inadequate, the use of ammonia lowering agents, including sodium benzoate and NaPBA or Carbaglu® for NAGS deficiency. We believe that patients with mild to moderate UCD are typically treated with dietary management and that patients with more severe UCD are generally treated with FDA-approved medications, including RAVICTI or NaPBA. Liver transplantation is an option reserved for the most severely affected patients, typically those who present very early in life. Because liver transplantation is technically difficult in newborns, a company called Cytonet GmbH & Co. (“Cytonet”) is developing a therapy for severely affected newborns and recently filed a Marketing Authorization Application with the European Medicines Agency seeking approval for its liver cell therapy for treatment of UCD in children. This treatment involves the infusion of human liver cells with the aim of prolonging crisis-free survival until the patients are old enough to undergo a liver transplantation. In addition Promathera Biosciences S.A. (“Promathera”) has initiated a 20 patient Phase I/II trial in Europe of its stem cell based therapy for treatment of UCD in the pediatric population.

BUPHENYL, approved by the FDA in 1996, was the only branded FDA-approved therapy for the chronic management of 3 of the 8 subtypes of UCD, prior to RAVICTI’s approval for the same 3 subtypes, plus 4 more. BUPHENYL is available in powder and tablet forms. A generic of the tablet form of BUPHENYL was approved by the FDA in November 2011, and a generic powder form was approved by FDA in March 2013. Similar to RAVICTI, NaPBA removes ammonia from the bloodstream and patients take the drug for the balance of their life to help maintain control of their blood ammonia. BUPHENYL is also available for the treatment of UCD in select countries throughout Europe, the Middle East, and the Asia-Pacific Region. In Europe and the Middle East the product is sold under the brand name AMMONAPS. Lucane Pharma SA obtained approval in Europe in July 2013 for its taste-masked granule formulation of NaPBA called Pheburane. When UCD are not well controlled or even in well-controlled patients who experience concurrent illness such as infection, or physiological stress such as pregnancy or surgery, HA crises may occur. In these acute situations, AMMONUL is often administered intravenously, and dialysis is sometimes used. AMMONUL is currently the only FDA-approved adjunctive therapy for the treatment of HA crises in patients with the most prevalent UCD. Currently, AMMONUL is not approved for use outside the United States, but is being prescribed by physicians in parts of Europe.

Limitations of Treatment Options for UCD

We believe that approximately 600 of the estimated 1,100 patients in the U.S. currently diagnosed with UCD are treated with an FDA-approved medication, including RAVICTI and NaPBA, and the remainder of UCD patients go untreated or elect to manage their disease through protein restriction and/or the use of dietary supplements. Although NaPBA is an effective treatment and in many cases is lifesaving, it has important limitations including a high pill burden or large quantity of powder that must be taken, unpleasant taste and smell, and frequent dosing (3-6 times per day), which make compliance for many UCD patients difficult. The amount of NaPBA prescribed is based on a patient’s weight or body surface area. The maximum daily dose of 20 grams requires patients to consume either 40 vitamin-sized uncoated tablets or 6.9 teaspoons of powder mixed with liquid or food. Approximately 30% of all patients on NaPBA are taking or have taken medications to treat gastrointestinal side effects. The powder form of NaPBA is often mixed with food, which can result in food aversion. Due to palatability issues with most formulations of NaPBA, gastrointestinal side effects associated with NaPBA and symptoms of their disease, we believe that up to 45% of pediatric patients have or have had a feeding tube. In addition, the sodium content of the maximum daily dose of NaPBA exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

Despite the life-threatening nature of UCD and the irreversible brain damage that can occur if a patient’s disease becomes uncontrolled and an acute HA crisis occurs, non-compliance is common. For example, a peer reviewed journal article discussing data from a 21-year, open-label, uncontrolled, multi-center study in 206 UCD patients, which was used to support FDA approval of AMMONUL, reports that approximately 10% of HA crises were attributed to non-compliance with NaPBA. This study was initiated originally under Brusilow Enterprises, LLC’s (“Brusilow”) Investigator New Drug (“IND”) application in 1982 and later was used to support the filing of Ucyclyd’s New Drug Application (“NDA”) that resulted in FDA approval in 2005. In addition, approximately 22% of HA crises reported by patients on BUPHENYL in the year before their enrollment in our pivotal study were attributed to non-compliance.

Many patients with mild to moderate disease manage their condition through protein restriction alone and risk long-term complications of mildly elevated ammonia if the underlying disease is not well controlled. Common neurological manifestations of patients with poorly controlled mild to moderate disease include hyperactive behavior, self-injurious behavior, stroke-like episodes, behavioral problems, cognitive dysfunction, and psychiatric symptoms. Recent clinical research suggests that even mildly symptomatic patients demonstrate cognitive deficits. Even mild to moderately affected patients risk an HA crisis if their disease is poorly controlled. According to data gathered by the UCDC, approximately 40% of patients not taking NaPBA who enrolled in the UCDC sponsored longitudinal study had reported at least one acute crisis prior to enrollment.

Key Advantages of RAVICTI

Our analysis of data from our Phase II and Phase III trials evaluated the non-inferiority of RAVICTI as compared to NaPBA in controlling blood ammonia levels in adult and pediatric UCD patients. A non-inferiority trial is undertaken when a placebo-controlled trial in a life threatening condition is unethical and compares a test drug to an established treatment with the goal of showing that the test drug is at least as effective, and therefore not inferior to the established treatment, and that the test drug is, therefore, also effective. We successfully demonstrated non-inferiority in each of our Phase II and Phase III trials. We believe RAVICTI provides incremental benefits in part due to its slow release profile, which results in slower intestinal absorption of phenylbutyrate (“PBA”), which appears to provide better late afternoon and nighttime control of ammonia levels. Although not included in the FDA-approved label for RAVICTI, the following summarizes what we believe to be the key advantages of RAVICTI as compared to NaPBA based on the totality of the RAVICTI dataset:

•	Ammonia control: Four clinical trials have shown that blood ammonia is lower on RAVICTI and statistically as good as, or non-inferior, to NaPBA. A pooled analysis of the data from all patients in the

Phase II and Phase III trials was performed in which all ammonia values obtained over 24 hours on RAVICTI were combined and compared with similar values obtained on NaPBA. This analysis was included in the NDA and included patients down to 2 months of age. Ammonia values as measured by 24-hour area-under-the-curve, which is a measure of the total systemic ammonia exposure experienced by patients over 24 hours, demonstrated that blood ammonia was approximately 21.9% lower after treatment with RAVICTI as compared to NaPBA (ųmol . h/L = 774.11 on RAVICTI and ųmol . h/L = 991.19 on NaPBA; p = 0.004).

•

Improved palatability to drive compliance: RAVICTI is a nearly odorless and tasteless liquid and requires a smaller daily drug volume (e.g., approximately 1 tablespoon contains the same amount of PBA as 40 tablets of NaPBA), all of which we believe makes RAVICTI easier and more palatable to swallow than most formulations of NaPBA.

•

Safety: In the 12-month safety extension to our pivotal Phase III trial and our studies in pediatric patients aged 6 through 17 years and 2 months through 5 years, patients on RAVICTI experienced approximately 50% fewer total HA crises than they reported having experienced in the prior year while on NaPBA. In addition, unlike RAVICTI, which contains no sodium, the sodium content of the maximum daily dose of NaPBA exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

•

Patient preference and tolerability: In our Phase II clinical trials studying daily ammonia control, of 36 patients who completed the trials, 34 expressed a preference for RAVICTI over NaPBA. Forty of the forty-four patients in our pivotal Phase III trial agreed to continue 12 months of treatment and monthly monitoring with RAVICTI beyond the initial four-week treatment period. Sixty-seven of sixty-nine patients who completed 12 months of treatment with RAVICTI elected to enroll in an expanded access protocol to continue receiving RAVICTI until it was commercially available. Moreover, of 100 pediatric and adult patients who participated in the 12 month treatment studies and completed a questionnaire pertaining to treatment and disease-related signs and symptoms, 80% reported a decrease in symptoms, 15% reported no change and 5% reported an increase in symptoms while treated with RAVICTI as compared with their prior experience on NaPBA.

•

Improved executive function: In the 12-month safety extension studies, 22 pediatric patients aged 6 through 17 years who underwent testing both at the beginning and end of the 12-month open label study showed a clinically and statistically significant improvement in executive function as assessed by the Behavior Rating Inventory of Executive Function (“BRIEF”). However, these pediatric patients did not show improvements in other neurocognitive areas, including intelligence. Adult patients did not improve on tests of neurocognitive function.

RAVICTI Clinical Development in UCD Patients

Our Phase II and Phase III trials were designed to demonstrate the safety and efficacy of RAVICTI as compared to NaPBA in adult and pediatric UCD patients. Our objective in these trials was to demonstrate the non-inferiority of RAVICTI as compared to NaPBA with respect to ammonia control. In each study, patients were enrolled on their prescribed dose of NaPBA and then switched to an amount of RAVICTI that delivered the same amount of PBA. Ammonia control on each drug was assessed by measuring blood ammonia levels over 24 hours in a monitored clinical setting, where both diet and drug dosing were tightly controlled. All three studies demonstrated the non-inferiority of RAVICTI as compared to NaPBA. RAVICTI was well tolerated, and its safety profile was comparable to that of NaPBA in all of these trials.

Pivotal Phase III Trial. We conducted a pivotal Phase III trial of RAVICTI in adult patients 18 years of age or older with UCD. The four-week, multi-center, randomized, double-blind, placebo-controlled cross-over study was designed to evaluate the non-inferiority of RAVICTI to NaPBA. The study was conducted under a Special Protocol Assessment (“SPA”) granted by the FDA in June 2009. The primary efficacy measure was blood ammonia control, assessed as 24-hour area under the curve on days 14 and 28, the last day of each two-week treatment period. The primary efficacy measure of 24-hour area under the curve was intended to assess comparative ammonia exposure on the two drugs. Subjects were administered a NaPBA dose equivalent to their prescribed dose before study enrollment or a dose of RAVICTI which delivered the same amount of PBA. The double-blind design required that all patients receive active or placebo NaPBA tablets or powder, as well as either active or placebo RAVICTI, throughout the study. The drugs were administered three times a day with meals, and diet was strictly controlled.

In accordance with the SPA, our pivotal Phase III trial was designed as a non-inferiority trial comparing the ratio of mean ammonia values obtained from treatment with RAVICTI against NaPBA. A non-inferiority trial compares a test drug to an established treatment with the goal of showing that any difference in the performance of the test drug is small enough to support a conclusion that the test drug is not inferior to the established treatment, and that the test drug is, therefore, also effective. In a non-inferiority trial, the permitted difference between the performance of the test drug and the established treatment is defined in advance. This is referred to as the non-inferiority margin. If the trial results show that the test drug performed at least as well as the established treatment within the non-inferiority margin, the test drug is determined to have been shown non-inferior to the established treatment in the trial and the non-inferiority objective, or endpoint, for the trial will be considered to have been met. The non-inferiority margin agreed upon with the FDA corresponded to a ratio of ammonia exposure on RAVICTI relative to NaPBA of 1.25, which is a conventional margin applied to similar studies. Accordingly, non-inferiority of RAVICTI would be demonstrated if the upper 95% confidence interval of ammonia on RAVICTI was not more than 25% higher than that seen on NaPBA. A 95% confidence interval means that if the trial was run multiple times, 95% of the time, ammonia levels on RAVICTI would not be more than 25% higher than that seen on NaPBA.

The study enrolled 46 adults at 19 sites in North America. Of the 46 adults enrolled, 45 subjects received at least one dose of study drug and 44 subjects completed the study and are included in the primary efficacy analysis. Subjects were required to be on a stable dose of NaPBA before enrollment.

This trial met its primary endpoint of demonstrating the non-inferiority of RAVICTI to NaPBA. RAVICTI was generally well tolerated. Twenty-three subjects reported at least one adverse event during NaPBA treatment and 27 subjects reported at least one adverse event during RAVICTI treatment. The most common adverse events reported during NaPBA treatment were dizziness, headache, nausea, diarrhea and abdominal pain or discomfort. During RAVICTI treatment, the most common adverse events reported were diarrhea, flatulence, headache, vomiting, fatigue, decreased appetite and abdominal pain or discomfort. There was one serious adverse event, gastroenteritis, during treatment with RAVICTI which was deemed not to be drug related. No deaths occurred during the study, and no clinically significant lab or electrocardiogram changes were observed for either treatment. One patient experienced an HA crisis during NaPBA treatment. In addition, one subject withdrew early from the study during NaPBA treatment because of high ammonia and headache. We had no HA crises or subject withdrawals from the study during dosing with RAVICTI.

All patients completing the study were eligible to enter a 12-month, open-label safety study. Forty of the forty-four patients in the pivotal Phase III trial agreed to continue treatment and monthly monitoring with RAVICTI.

Phase II Adult Trial (UP-1204-003). We completed a Phase II trial of RAVICTI in adult patients aged 18 years or older with UCD. This trial was an open-label, switchover study of the safety, tolerability, pharmacokinetic profile, and ammonia control of RAVICTI compared to NaPBA. The study was conducted at four centers in the United States and enrolled 13 adult UCD patients, 10 of whom completed the trial. Subjects were required to be on a stable dose of NaPBA before enrollment. Upon enrollment, all subjects received NaPBA for seven days and were then admitted to a monitored clinical setting for overnight observation and 24-hour pharmacokinetic and ammonia measurements and urine collection. Subjects were then switched over to RAVICTI, stayed on the RAVICTI dose for seven days and were then re-admitted to the monitored clinical setting for repeated pharmacokinetic and ammonia measurements, and urine collection. RAVICTI was well tolerated and exhibited a similar safety profile to NaPBA. There were two serious adverse events related to HA crises; both occurred during NaPBA treatment.

Phase II Pediatric Trial Aged 6 through 17 years (HPN-100-005). We completed a second Phase II trial at five centers in North America in UCD patients aged 6 through 17 years. This trial included two phases: a two-week, open-label, switchover comparison of the safety, tolerability, pharmacokinetic characteristics and ammonia control of RAVICTI compared to NaPBA, and a 12-month safety extension. The switchover phase enrolled 11 UCD patients all of whom completed the study and enrolled in the extension phase. The extension portion of the trial enrolled an additional 6 patients for a total of 17 patients. Subjects were required to be on a stable dose of NaPBA before enrollment. Upon enrollment in the switchover phase, all subjects received NaPBA for seven days and were then admitted to a monitored clinical setting for overnight observation and 24-hour pharmacokinetic and ammonia measurements and urine collection. Subjects were then switched over to RAVICTI. Subjects stayed on the RAVICTI dose for seven days and were then re-admitted to the monitored clinical setting for repeated pharmacokinetic, ammonia and urine collection. RAVICTI was well tolerated and exhibited a safety profile similar to NaPBA.

Pediatric Trial in Patients Ages 2 Months through 5 Years (HPN-100-012). We completed a study in 15 pediatric UCD patients aged 2 months through 5 years in the second half of 2011. The protocol was generally similar in design to the study for pediatric patients aged 6 through 17 years described above, in that it consists of an open-label NaPBA to RAVICTI switchover comparison of the safety, pharmacokinetics and ammonia control during treatment with the two drugs followed by a 12-month open-label extension study. Similar to the findings in prior studies among the 15 patients who enrolled in and completed the switchover part of the study, ammonia tended to be lower on RAVICTI as compared with NaPBA. The short-term switchover part of this study is completed, as is the 12-month safety extension. All 15 patients completing the switchover part continued in the open label extension, along with 8 additional patients.

In pooled data from all studies (Figure I), ammonia values of patients receiving RAVICTI were lower during the second half of the day, especially overnight compared to NaPBA which may be a reflection of slower rate of PBA absorption after RAVICTI administration. Ammonia levels of RAVICTI patients were directionally lower in all time points in pediatric patients (Figure II) during the 24-hr sample collection.

SE = standard error; ULN = upper limit of normal, *p < 0.05

SE = standard error; ULN = upper limit of normal, *p < 0.05

Open-Label Studies. We enrolled 100 adult and pediatric UCD patients in our three 12-month open-label safety studies, 90 of whom completed the studies. As depicted in Figure IV below, RAVICTI continues to demonstrate a durable effect on ammonia control, with mean fasting ammonia values below the upper limit of normal in both pediatric and adult patients.

Summary of Clinical Results to Date. The following is a bulleted summary of the short and long-term clinical trial findings to date:

Short term studies (Protocols UP-1204-003, HPN-100-005, HPN-100-006 and HPN-100-012)

•

Non-inferiority of daily ammonia control assessed as 24-hour area under the curve during dosing was RAVICTI relative to NaPBA was achieved in each of these studies. Non-inferiority was predefined for protocols HPN-100-005, HPN-100-006 & HPN-100-012 and the same criteria were applied retrospectively to the results of protocol UP-1204-003.

•

Ammonia exposure was directionally lower in each of the four switchover studies (Figure III), and by pooled analyses, 24-hour ammonia exposure was significantly lower during dosing with RAVICTI as compared with NaPBA among all patients (Figure I) as well as among all pediatric patients (Figure II).

•

Presumably because RAVICTI, unlike NaPBA, requires digestion by pancreatic lipases to which it is not exposed until it leaves the stomach, PBA delivered orally as RAVICTI is absorbed about 70-75% more slowly as compared to oral delivery with NaPBA.

Long-term studies (Protocols HPN-100-005 SE, HPN-100-007 & HPN-100-012SE)

•	Ammonia control was well maintained in both adult and pediatric patients over 12 months of dosing with average values within normal limits (Figure IV below).

•

There was an approximately 50% decrease in the number of HA crises experienced by patients on RAVICTI as compared with the pre enrollment period of up to 12 months (shorter for the youngest children), during which most patients had been treated with NaPBA. Children ages 6-17 show evidence of statistically and clinically significant improvements in executive function, including behavioral regulation (e.g., flexibility, inhibitory control) and metacognitive skills (e.g., goal setting, planning, self-monitoring).

Pooled Analysis of Pediatric Data. In a post-hoc analysis of pooled ammonia data from the two pediatric studies encompassing the age range of 2 months up through 17 years of age, total daily ammonia exposure was significantly lower during treatment with RAVICTI as compared with NaPBA as depicted in Figure IV below.

RAVICTI Pharmacokinetic Differences in PAA Production Between Adult and Pediatric UCD Patients Receiving RAVICTI. Data from our clinical studies as well as population pharmacokinetic modeling and dosing simulations to predict PAA exposure indicate that the rate of conversion of PAA to PAGN for both RAVICTI and NaPBA varies directly with body surface area. As a result, exposure to PAA during dosing with both drugs tends to be higher among pediatric patients versus adults. High levels of PAA have been associated with reversible toxicity in previously published studies involving cancer patients who received intravenously infused PAA. No relationship has been observed so far between adverse events and PAA levels in our clinical studies of RAVICTI in UCD patients, and PAA exposure among UCD patients administered RAVICTI has been below the range associated with toxicity in these previously published studies. As compared with NaPBA, systemic exposure to PAA during equivalent steady state dosing of RAVICTI among UCD patients is modestly, but significantly, lower among adults and similar among pediatric patients.

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

FDA Required Post-Marketing Requirements

As part of the FDA approval of RAVICTI to treat UCD, we made a Phase IV commitment to conduct a long-term (approximately 10 years) outcomes study (or Registry), which is noted on the FDA-approved label. We have initiated the registry study and are required by FDA to enroll at least 100 patients over the term of the study. The FDA established certain additional post-marketing requirements, some of which were already part of our post-marketing development plans in order to expand the label for RAVICTI or otherwise support the UCD community. These post-marketing requirements consist of the following:

•

a study in pediatric patients aged 2 months to 2 years with UCD. We are finalizing this protocol in consultation with FDA and anticipate that patients will be started on RAVICTI when they are no longer in the acute hyperammonemic phase. Ammonia levels and phenylacetic acid (“PAA”) levels will be checked on a fixed schedule and at the time of adverse events;

•

a study to assess safety, pharmacokinetics and ammonia control during RAVICTI treatment in pediatric UCD patients under 2 months of age. We are finalizing this protocol in consultation with FDA and anticipate that patients will be started on RAVICTI when they are no longer in the acute hyperammonemic phase. Data to be collected will include patient demographics and relevant history, blood ammonia, safety and tolerability, standard clinical laboratory tests, dietary protein, clinical status, neurocognitive and psychomotor status, growth and development milestones, and adverse events including HA crises;

•

the studies described above in pediatric UCD patients less than 2 months of age and from 2 months to 2 years of age may be conducted under one protocol and will also characterize the pharmacokinetics of glycerol PBA and its metabolites (PBA, PAA and PAGN) in these populations;

•	a randomized controlled clinical trial to assess the safety and efficacy of RAVICTI in treatment naïve patients with UCD; We are finalizing this protocol in consultation with FDA.

•

a drug interaction study in healthy volunteers to evaluate the effect of RAVICTI on the pharmacokinetics of a drug that is a substrate of cytochrome enzymes shown to be inhibited by RAVICTI metabolites; and

HE

Background

HE is a serious but potentially reversible neurological disorder that can occur in patients with advanced cirrhosis or acute liver failure. HE is believed to occur when the brain is exposed to gut-derived toxins that are normally removed from the blood by a healthy liver. While a variety of gut-derived toxins may contribute to HE, we believe that ammonia plays a central role in this disease. The spectrum of symptoms which constitute HE is very similar to that for UCD, including neuropsychiatric abnormalities and motor disturbances that are associated with varying degrees of disability ranging from subtle to lethal. The manifestations of HE vary over time. Similar to UCD patients who may experience HA crises, patients with episodic HE often experience periods where their symptoms worsen (“HE events”). HE events are manifested by symptoms ranging from disorientation to coma, and frequently require hospitalization. Our HE development program is targeting patients with episodic HE who have experienced past HE events and is designed to determine whether treatment with GPB will decrease the number of HE events.

We believe that the importance of ammonia is supported by the results of our Phase II study in patients with cirrhosis complicated by episodic HE. This study demonstrated not only a reduction in HE events among patients treated with GPB and a significant reduction in ammonia among patients on GPB (45.7 vs. 58.2 umol/L, p = 0.036) as compared to placebo, but also demonstrated a strong correlation between the likelihood of HE events and ammonia measured at baseline or during the study (p < 0.01).

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

Current Therapies and Limitations

The most commonly utilized agents for the treatment of HE are poorly or non-absorbable sugars, such as lactulose or lactitol, and rifaximin, a poorly absorbed non-systemic oral antibiotic manufactured by Salix Pharmaceuticals, Ltd (“Salix”). These agents are believed to limit the local production of ammonia in the intestine. Other products currently in development include Ocera Therapeutic, Inc.’s (“Ocera”) OCR 002, or ornithine phenylacetate, which is believed to lower ammonia and is currently being studied in intravenous form in patients with acute HE events. NaPBA is not an appropriate treatment for most HE patients given the FDA warning regarding the use of the drug in patients with sodium retention and edema which is common for patients with HE.

Abdominal cramping, diarrhea and flatulence are common side effects with lactulose, making the drug difficult for many patients to tolerate. Moreover, a published review of clinical trials involving lactulose and lactitol in the treatment of HE concluded that those agents failed to demonstrate a statistically significant benefit.

Rifaximin 550 mg tablets were FDA approved in March 2010 for the reduction in risk of overt HE recurrence in patients 18 years of age or older. Although rifaximin represents the current standard of care, approximately 20% of patients experienced breakthrough HE events while taking rifaximin over a period of six months in a pivotal study. We believe the treatment and prevention of HE remains a major unmet medical need.

GPB for the Prevention of HE

Rationale for Use of GPB to Prevent HE

HE is widely assumed by clinicians to involve the systemic accumulation of ammonia resulting from impaired liver function. Therefore, we believe GPB, which lowers ammonia systemically and was shown to decrease the likelihood of HE events, can be beneficial in managing this disease. Moreover, given its mechanism of action of removing systemic ammonia from the body, GPB could be used as first line therapy. Additionally, GPB could be complementary to currently approved agents that limit the local production of ammonia.

GPB Clinical Development in HE Patients

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

Phase I Trial. Ucyclyd conducted a Phase I safety and pharmacokinetic study in healthy adults and adults with cirrhosis. The trial was an open-label, single and multiple dose study of GPB in 24 cirrhotic and 8 healthy subjects GPB was generally well tolerated. There were no serious adverse events or withdrawals due to adverse events. The most common individual adverse events were increased body temperature and decreased platelet count. While patients with the most severely impaired liver function tended to metabolize GPB somewhat more slowly than healthy adults, even these patients were able to effectively metabolize GPB and thereby utilize the drug for waste removal.

Phase II Trial. In 2012, we completed a Phase II trial of GPB in patients with episodic HE. Part A of this study involved an open-label dose escalation to assess the safety and pharmacokinetics of GPB in 15 patients with cirrhosis and HE. We assessed doses of 6mL and 9mL taken twice per day. The 6mL dose lowered mean fasting ammonia levels to below the average upper limit of normal and exhibited superior tolerability compared to the 9mL dose, which showed little incremental ammonia effect. The 6mL dose was therefore selected as the dose for Part B of the study.

Part B was a multi-center, randomized, double-blind trial of GPB versus placebo in patients with episodic HE. This study shared many of the essential features of Salix’s pivotal trial for rifaximin in HE. In the Salix pivotal study rifaximin reduced the risk of occurrence of an HE event and risk of hospitalization due to an HE event. We followed the general design of the Salix study, recruited similar patients and applied similar definitions of HE events as the primary outcome measure. However the duration of our study was four months in contrast to Salix’s study which was six months. In order to be included in our study, patients must have had at least two HE events in the previous six months. The primary efficacy measure was similar to the rifaximin trial and was defined as the proportion of patients that exhibited at least one HE event while on the study. Secondary and exploratory analyses included total HE events during the study, pharmacokinetics, hospitalizations due to HE, subjects with one or more symptomatic days, and impact on minimal HE, which involves mild neurological impairment as detected by standardized testing.

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

The trial enrolled 178 patients: 88 patients from 28 sites in the U.S., 50 patients from 9 sites in Russia, and 40 patients from 7 sites in the Ukraine. The ex-US sites were included both to facilitate enrollment and diversify the background standard of care. All sites were pre-qualified and continuously monitored by us throughout the study to ensure adherence to the protocol and good clinical practices (“GCP”).

The trial met its primary endpoint: the proportion of patients experiencing at least one HE event was significantly lower on GPB versus placebo (21.1% vs. 36.4%, p = 0.0214). Patients receiving GPB also experienced fewer total HE events in the course of the study versus placebo (35 vs. 57; p = 0.0354 for total event rate). In addition, fewer patients on GPB experienced one or more symptomatic days (defined by a CHESS (clinical hepatic encephalopathy staging scale) score ≥ 3) versus placebo (13 vs. 27; p = 0.0148).

While not statistically significant, there were trends favoring GPB in numbers of patients hospitalized for HE events, total HE-related hospitalizations and total hospital days for HE-related admissions, suggesting a potentially important pharmacoeconomic benefit to the treatment of HE with GPB. Among patients who received rifaximin at any time during the study (n=69), those receiving GPB as well experienced fewer total HE events, fewer patients hospitalized for HE events and fewer total HE hospitalizations. While the differences were not statistically significant, these trends may suggest a possible benefit of GPB in patients who have experienced HE events while taking rifaximin. However, the proportion of patients taking rifaximin at study entry that experienced at least one HE event while on study was similar for GPB and placebo (43.3% vs. 44.8%; non-significant). A summary of the results of patients on rifaximin at baseline and/or after their first HE event during the study is as follows:

Table 1: Hepatic Encephalopathy (HE) Events, Hepatic Encephalopathy-Related Hospitalizations and Blood Ammonia*

	GPB (%)		Placebo (%)		p value
All patients (n= 178)	n=90		n=88
Percent (#) of patients with an HE event (1[o] analysis)	21	(19)	36	(32)	0.02
Percent (#) of patients with an event (WH ≥ 2)	18	(16)	31	(27)	0.04
Hazard ratio (± 95% CI) based on time-to-event analysis, GPB relative to placebo	0.56	(0.32, 0.99)			0.047
Total HE events	35		57		0.04	**
Patients reporting HE hospitalization	10		16		0.23
HE Hospitalizations	13		25		0.06	**
HE Hospital days	66		134		NS
Patients with CHESS score ≥ 3	13		27		0.015
Ammonia (TNAUC; µmol/L x week)	46		58		0.04
Not on Rifaximin at Study Entry (N= 119)	60		59
Percent (#) of patients with an HE event	10	(6)	32	(19)	0.003
Patients with an HE event, WH ≥ 2	5	(3)	25	(15)	0.002
Total HE events	7		31		<0.001	**
HE Hospitalizations	2		5		0.3	**
HE Hospital days	9		44		NS
Patients with CHESS score ≥ 3	4	(7)	12	(20)	0.02
Ammonia (TNAUC; µmol/L x week)	36		43		0.08
Taking Rifaximin at Study Entry (N= 59)	30		29
Percent (#) of patients with an HE event	43	(13)	45	(13)	0.9
Percent (#) of patients with an event (WH ≥ 2)	43	(13)	41	(12)	0.9
Total HE events	28		26		0.8	**
HE Hospitalizations	11		20		0.1	**
HE Hospital days	57		90		NS
Patients with CHESS score ≥ 3	9	(30)	15	(52)	0.2
Ammonia (TNAUC; µmol/L x week)	67		91		0.1
Rifaximin at Study Entry or after 1st Event (N= 69)	31		38
Percent (#) of patients with an HE event	42	(13)	58	(22)	0.2
Total HE Events	28		42		0.6	**

*	All analyses based on Intention to Treat Population

**	Statistical analysis pertains to event rate

Abbreviations: WH = West Haven, NS = not statistically significant, CHESS = Clinical Hepatic Encephalopathy Staging Scale, TNAUC = time-normalized area under the curve.

The population most similar to that enrolled in the rifaximin pivotal trial was the subgroup of patients on no rifaximin at study entry. Among these patients, there was a significant reduction in total HE events, which corresponds to an 82% reduction in the risk of experiencing a grade 2 HE event on GPB as compared with placebo.

The rate of adverse events was similar on GPB versus placebo. There were three deaths in the study, two on GPB and one on placebo, all of which were judged by the clinical investigators to be unrelated to the study drug. There were 20 subjects with serious adverse events (“SAEs”) on GPB, of which one was deemed possibly related to GPB by blinded assessment at the time of the study, and 12 subjects with SAEs on placebo, of which four were deemed possibly related to the placebo by blinded assessment at the time of the study. We believe the higher number of SAEs in the GPB group reflects the greater number of Child-Pugh C patients (i.e., the most severely ill patients) randomized to GPB versus placebo (21 vs. 8).

GPB Phase III Design Planning

We had an end of Phase II meeting with the FDA in the fourth quarter of 2012 to discuss these findings and gain the FDA’s input on our plans for a Phase III trial in HE. We are evaluating initiating an SPA process with the FDA. Based on our discussion with the FDA at the end of Phase II meeting, we envision a single pivotal study, similar in design to the Phase II study with respect to study population and overall design that would enroll approximately 500 patients from both the United States and other geographical areas.

During the end of Phase II meeting, the FDA expressed concern regarding the use of the West Haven grading scale, similar to the concern the FDA raised at the time of the 2010 FDA Advisory Committee meeting for rifaximin. The West Haven is a grading scale used to determine the severity of HE. It has been used by clinicians for over three decades and was used by Salix in the pivotal study of rifaximin. However, it was not developed as an outcomes tool and has never been formally validated. At our End of Phase II meeting, the Division of Gastroenterology and Inborn Errors Products (“the review division”) indicated that we should seek consultation from the Study Endpoints and Label Development (“SEALD”), group prior to the initiation of the SPA process. The SEALD group was established by the FDA to facilitate decisions related to the approval of drugs, labels and promotional claims that are based on patient reported outcomes. Taking into account recommendations from the review division in consultation with SEALD, we developed an HE Grading Instrument, a clinician reported outcomes tool, which was received favorably by FDA. However, there is more work to be done, and we anticipate that continued discussions with the FDA regarding protocol design will result in the pivotal study commencing in late 2014 or in the first quarter of 2015. Even if no formal agreement is reached with the FDA in the context of the SPA, we believe that the discussions with the FDA will be helpful and increase the probability of a successful Phase III study in HE and, ultimately, approval.

Sales, Marketing and Distribution

On February 1, 2013, the FDA granted approval of RAVICTI for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. RAVICTI is not approved for use in treating patients with HA crises for whom urgent intervention is typically necessary, patients with NAGS deficiency for whom the safety and efficacy of RAVICTI has not been established, and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI. In February 2013, we began commercializing RAVICTI in the US and in June 2013, we began commercializing BUPHENYL inside and outside the U.S. We directly employ a small, scientifically-focused field team of six sales representatives who call on approximately 80 clinics in the US that treat UCD patients and four payor account managers who work with our six medical science liaisons to educate payors and facilitate coverage for RAVICTI.

We distribute RAVICTI through two specialty pharmacies with a single dedicated call center responsible for interfacing with patients, physicians and payors. This strategy supports a case managed approach to getting patients on treatment quickly and supporting long-term compliance. As part of our ongoing commitment to the patient community, we have implemented a comprehensive set of patient financial support services. Our call center case managers assist un-insured or under-insured patients with identifying and securing insurance. In order to assist with public and private insurance and high out-of-pocket costs, we have also made a donation to an independent foundation with a strong track record of enabling patients to get affordable access to medications they seek. For uninsured patients who qualify and to assist new patients without coverage to convert to RAVICTI, we offer RAVICTI at no cost until we can help them establish coverage. As of the end of December 2013, commercial insurers responsible for approximately 95% of the covered lives in the U.S. and state Medicaid plans covering 94% of the Medicaid lives in the U.S. were reimbursing RAVICTI prescriptions.

Seventy-seven patients from our RAVICTI trials converted to our commercial program in 2013. A cornerstone of our strategy is to facilitate the transition of patients approved under FDA-labeling from NaPBA to RAVICTI. We began the transition in March 2013 concurrent with the commercial launch of RAVICTI. Based on our market research with physicians and patient preference data from our clinical trials, we anticipate that most NaPBA patients will transition to RAVICTI over time. We continue to sell BUPHENYL for any patients who are not included in the FDA-approved RAVICTI label or who have not transitioned from BUPHENYL.

As the transition of patients from NaPBA to RAVICTI is underway, we are devoting increasing efforts to expanding the number of diagnosed and treated patients through ongoing market education. As of December 31, 2013, approximately 20% of our new prescriptions (excluding clinical trial patients) were written for patients who had not previously been on NaPBA.

Outside the United States, we assumed and maintain the distribution agreements established by Ucyclyd for BUPHENYL. Swedish Orphan Biovitrum AB (“SOBI”), a related party, is the distributor of record in Europe and the Middle East and Orphan Pacific distributes BUPHENYL in Japan. We have an agreement with SOBI to support named patient sales of RAVICTI in the Middle East and are finalizing our strategy for pursuing opportunities for sales of RAVICTI in UCD outside of the United States.

In the BUPHENYL market in the US, we compete with a generic powder form of NaPBA. As of December 31, 2013, the generic powder has approximately 50% of the NaPBA powder volume. We believe there has been no impact of the generic powder sales on sales of RAVICTI or BUPHENYL tablets.

Third-Party Reimbursement in the United States

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Decisions regarding the extent of coverage and amount of reimbursement to be provided for RAVICTI and BUPHENYL will be made on a plan by plan, and in some cases, patient by patient, basis. Particularly given the rarity of UCD, securing coverage and appropriate reimbursement from third-party payors requires targeted education. To that end, we employ a dedicated group of field-based payer account managers and engaging call-center based reimbursement experts focused on ensuring that clinically qualified patients have affordable access to therapy.

Within the Medicare program, as self-administered drugs, RAVICTI and BUPHENYL are reimbursed under the expanded prescription drug benefit, known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These Part D plans negotiate discounts with drug manufacturers, which are passed on to each of the plan’s enrollees. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes in legislation will reduce this patient coverage gap, known as the donut hole, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2020. To help achieve this reduction, since 2011, pharmaceutical manufacturers have been required to pay quarterly discounts of 50% off the negotiated price of branded drugs issued to Medicare Part D patients in the donut hole.

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

In the years ended December 31, 2013, 2012 and 2011, we incurred $10.0 million, $17.0 million and $17.2 million, respectively, of research and development expense.

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

Asset Purchase Agreement. Under the purchase agreement, we purchased all of the worldwide rights to RAVICTI for an initial upfront payment of $6.0 million. We will also pay tiered mid to high single digit royalties on global net sales of RAVICTI and may owe regulatory milestones of up to $15.8 million related to approval of GPB in HE, regulatory milestones of up to $7.3 million per indication for approval of GPB in indications other than UCD or HE, and net sales milestones of up to $38.8 million if GPB is approved for use in indications other than UCD (such as HE) and all annual sales targets are reached. In addition, the intellectual property license agreement executed between Ucyclyd and Brusilow and the research agreement executed between Ucyclyd and Dr. Marshall L. Summar (“Summar”) were assigned to us, and we have assumed the royalty obligation under the Brusilow agreement for sales of GPB in any indication, and the royalty obligations under the Summar agreement on sales of GPB to treat HE. The Brusilow and Summar agreements provide that royalty obligations will continue, without adjustment, even if generic versions of the licensed products are introduced and sold in the relevant country.

Subject to Ucyclyd’s right to commercialize AMMONUL for UCD for as long as it owns the product, the purchase agreement prohibits Ucyclyd from developing or commercializing any product for the treatment of UCD or HE that comprises, incorporates or contains glycerol phenylbutyrate, sodium phenylbutyrate or any other active pharmaceutical ingredient that converts to PAA. This restriction is in force until the later of (a) the expiration of the last patent covering GPB in the United States, or (b) the expiry of any other market exclusivity granted by the FDA for GPB. Thereafter, the restriction will remain in force on a country-by-country basis until the later of (a) the expiration of the last patent covering GPB in the applicable country, or (b) the expiration of any other market exclusivity granted for GPB by the governing regulatory agency in the applicable country. This restriction does not prevent Ucyclyd from developing or commercializing BUPHENYL or AMMONUL for indications other than UCD or HE, and Ucyclyd retains the right to develop or commercialize the active ingredient(s) of BUPHENYL or AMMONUL for indications other than UCD or HE .

As part of our purchase of the worldwide rights to GPB, and in return for the payment of the royalties described above, we received a license to Ucyclyd’s manufacturing technology for use with respect to GPB. In addition, concurrent with our purchase of GPB, Ucyclyd granted us a royalty-bearing license to any developed Ucyclyd formulation technology that may be useful to our efforts with respect to GPB in UCD and HE, and we received a right to use and reference certain Ucyclyd-owned data relating to GPB.

The purchase agreement cannot be terminated by either party. However, we will have a license to certain Ucyclyd manufacturing technology, and Ucyclyd may have a license to certain of our technology, and the party granting a license will be permitted to terminate the license if the other party fails to comply with any payment obligations relating to the license and does not cure such failure within a defined time period. The license with Brusilow that was assigned to us may be terminated for any uncured breach, including of payment obligations and if we do not meet certain diligence obligations in our development and commercialization of GPB.

Amended and Restated Collaboration Agreement. On April 29, 2013, we exercised our option under the terms of the restated collaboration agreement to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and Ucyclyd elected to retain AMMONUL for a purchase price of $32.0 million. Ucyclyd paid us a net payment of $11.0 million on closing of the purchase transaction, which reflected the purchase price for BUPHENYL being set-off against Ucyclyd’s retention payment for AMMONUL and our purchase of $2.0 million in inventory. We retained a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

We pay Ucyclyd royalties on net sales in the United States of BUPHENYL to UCD patients outside of the FDA-approved labeled age range for RAVICTI. The royalties on BUPHENYL net sales are payable at the RAVICTI royalty rate. We assumed Ucyclyd’s rights in BUPHENYL subject to its obligations to certain third-party distributors and licensees. The restated collaboration agreement provides that royalty obligations continue, without adjustment, even if generic versions of BUPHENYL are introduced and sold in the relevant country.

Following our purchase of these rights, the restated collaboration agreement cannot be terminated by either party. However, we will have a license to specified Ucyclyd manufacturing technology, and Ucyclyd will be permitted to terminate this license if we fail to comply with any payment obligations relating to the license and we fail to cure this failure within a defined time period.

Manufacturing

We currently have no manufacturing facilities and rely on third-party manufacturers to produce active pharmaceutical ingredient (“API”) and drug products required for commercial use and for our clinical trials.

We have clinical and commercial supplies of RAVICTI manufactured for us by two alternate drug substance suppliers, Helsinn Advanced Synthesis SA (Switzerland) (“Helsinn”) and DSM Fine Chemicals Austria Nfg GmbH & Co KG (“DSM”) on a purchase order basis. We believe our commercial requirements of API can be satisfied by Helsinn and DSM without significant delay or material additional costs. We have finished RAVICTI drug product manufactured by Lyne Laboratories, Inc. on a purchase order basis in accordance with a clinical supply agreement. We have an agreement in place for an identified secondary fill/finish supplier, Halo Pharmaceuticals, Inc. (“Halo”) and have initiated registration/process validation campaigns to support a regulatory filing to obtain FDA approval of Halo as a supplier of finished drug product. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers.

Prior to our acquisition of the worldwide rights to RAVICTI from Ucyclyd, Ucyclyd owned all manufacturing technology related to GPB, the API in RAVICTI, developed by Helsinn, other than generally applicable confidential know-how. Pursuant to the purchase agreement with Ucyclyd, Ucyclyd continues to own all GPB manufacturing technology developed as of August 23, 2007, and we own all GPB manufacturing technology developed after that date. We have a license to the GPB manufacturing technology owned by Ucyclyd.

When we purchased BUPHENYL under the restated collaboration agreement with Ucyclyd, we assumed all of Ucyclyd’s rights and obligations under its manufacturing agreements for the product. We obtain API for BUPHENYL on a purchase order basis from Chemie Uetikon and final manufacturing, testing and packaging of the product is provided by Pharmaceutics International Inc.

Our third-party manufacturers, their facilities and all lots of API and finished drug products are required to be in compliance with current Good Manufacturing Practices (“cGMP”). The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and finished drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our API’s and finished drug products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers and their facilities, procedures and operations used in the testing and manufacture of our API and finished drug product are subject to periodic inspections by the FDA and other regulatory authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of API and finished drug products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, contract manufacturers may choose to discontinue providing contract manufacturing services which could also have a material impact on the availability of our APIs and finished drug products.

Competition

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others, which may in the future develop products to treat UCD or HE. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than RAVICTI or BUPHENYL. Public announcements regarding the development of competing drugs could adversely affect the commercial potential of RAVICTI or BUPHENYL.

Management of UCD involves decreasing ammonia levels through reduction of protein in the diet, amino acid supplementation and the use of ammonia lowering agents, including sodium benzoate, RAVICTI and NaPBA. Liver transplantation is an option reserved for the most severely affected patients, typically those who present very early in life. If a curative treatment for UCD is developed, RAVICTI and BUPHENYL may become obsolete for that indication.

BUPHENYL is the only branded therapy other than RAVICTI currently FDA-approved for the chronic management of patients with the most prevalent UCD. We are aware of one generic sodium phenylbutyrate tablet product manufactured by Ampolgen Pharmaceuticals, LLC, which received FDA approval in November 2011 under an ANDA and a powder form manufactured by SigmaPharm Laboratories, LLC which was approved by FDA in March 2013. Lucane Pharma SA (“Lucane”) received market authorization from the European Medicines Agency for taste-masked NaPBA granules in July 2013. Lucane has announced a distribution partnership in Canada, and we believe they are also seeking approval via an ANDA in the United States. We are aware that other companies, including ForTe BV and Navinta LLC, are developing taste masking technologies for NaPBA. We do not know whether these technologies will be introduced to the market and if so, the timing or success of such introduction. In addition, Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI is approved. Carglumic acid is approved to treat HA crises resulting from a different rare disorder than UCD and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. AMMONUL is the only FDA-approved adjunctive therapy for HA crises in patients with the most prevalent UCD. In addition, a company called Cytonet is developing a therapy for severely affected newborns which involves the infusion of human liver cells with the aim of prolonging crisis-free survival until the patients are old enough to undergo a liver transplantation. Cytonet recently filed a Marketing Authorization Application with the European Medicines Agency seeking approval for its liver cell therapy for treatment of UCD in children. In addition Promathera has initiated a 20 patient Phase I/II trial in Europe of its stem cell based therapy for treatment of UCD in the pediatric population.

Currently, there is no cure for HE other than liver transplantation, which is limited by donor availability and patient eligibility. Although lactulose has been commonly used, rifaximin is the only FDA-approved therapy for reduction in risk of episodic HE recurrence. In addition to currently marketed treatments for HE, Ocera is conducting a Phase II trial of OCR 002 in patients with cirrhosis who are experiencing an HE event. To be commercially viable in HE, we must demonstrate GPB is at least as safe and effective as competitive products or can be used safely in combination. If a curative treatment for HE is developed other than liver transplantation, GPB may become obsolete for that indication.

Intellectual Property

We continue to seek patent protection in the United States and internationally for our products and product candidates. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of the existing patents upon which our product candidates rely or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

Our success depends in part on our ability to:

•	obtain and maintain proprietary and marketing exclusivity rights for RAVICTI and BUPHENYL;

•	preserve trade secrets;

•	prevent third parties from infringing upon the proprietary rights; and

•	operate our business without infringing the patents and proprietary rights of third parties, both in the United States and internationally.

RAVICTI was granted orphan drug exclusivity for the maintenance treatment of UCD, which will provide for seven years of market exclusivity from the date of the FDA approval, February 1, 2013. Additionally, we were granted orphan designation for GPB for the intermittent or chronic treatment of patients with cirrhosis and any grade HE. If we are awarded orphan drug exclusivity for HE, we would also receive seven years of orphan exclusivity from the date of the FDA approval in this indication. We have licensed the rights to the GPB composition of matter patents from Brusilow, which have been issued in the United States, Canada, and the primary countries of the EU. Upon the expiration of the GPB composition of matter patents, our license agreement with and our license payment obligations to Brusilow will terminate and we will have a fully paid, royalty-free, sublicensable license. We will continue to have payment obligations to Brusilow as part of an amendment to the license in 2007. The United States composition of matter patent will expire in 2015, without taking into account the patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments. We have applied for an extension of approximately four years under the Hatch-Waxman Amendments, which if granted, would extend the term of this patent to 2019. We also received three-year Hatch-Waxman exclusivity based on the submission of new and essential clinical trials conducted or sponsored by us in support of the new product. This exclusivity prevents the FDA from giving final approval to any generic forms of RAVICTI for a period of three years from the date of the approval of RAVICTI. It also prohibits the agency from approving any 505(b)(2) NDAs that seek to reference the FDA’s approval of RAVICTI for a period of three years. This three year period runs in parallel with RAVICTI’s award of orphan drug exclusivity.

We own a variety of pending patent applications in the United States and abroad pertaining to different aspects of treatment with both RAVICTI and BUPHENYL. These patent applications, which are summarized below, provide the potential for additional patent protection extending from 2029 to 2034. However, there is a significant risk that these pending applications will not issue, or that they may issue with substantially narrower claims than those that are currently sought. There is also a risk that issued claims will not directly relate to labeled usages of RAVICTI and BUPHENYL, and therefore may be ineffective in keeping competitors out of the market.

We own pending patent applications in the United States, Europe, Japan and Canada directed to methods of using, administering, and adjusting the dosage of drugs, which operate via the active chemical entity PAA, including RAVICTI and BUPHENYL, based in part on target urinary PAGN levels. In February 2014, U.S. Patent 8,642,012 entitled “Methods of Treatment Using Ammonia Scavenging Drugs” issued from U.S. Patent Appl. No. 12/350,111 with claims directed to methods of treating UCD using PAA prodrugs based on in part on target urinary PAGN levels. This patent will expire in September 2030 with PTE. We are seeking listing of this patent in the Orange Book. Any additional patents issuing from this family of applications will expire in 2029.

We own pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”) directed to methods of treating and determining dosage of nitrogen scavenging drugs, including RAVICTI and BUPHENYL that incorporate fasting ammonia level measurements. In March 2013, U.S. Patent No. 8,404,215 entitled “Methods of Therapeutic Monitoring of Nitrogen Scavenging Drugs,” issued from U.S. Patent Appl. No. 13/417,137 with claims directed to methods of optimizing the dosage of nitrogen scavenging drugs based on target fasting ammonia levels. This patent will expire in March 2032, and is currently listed in the Orange Book. Any additional patents issuing from the family of applications will also expire in 2032.

We own pending patent applications in the United States and internationally pursuant to the PCT directed to methods of treating and determining dosage of nitrogen scavenging drugs, including RAVICTI and BUPHENYL, based on PAA metabolite levels. Any patents issuing from this family of applications will expire in 2032.

We own pending patent applications in the United States and internationally pursuant to the PCT that pertain to methods for identifying patients with cirrhosis and HE who are at greatest risk of frequent HE events and for treating those patients and optimizing dosage of nitrogen scavenging drugs, including RAVICTI and BUPHENYL. Any patents issuing from this family of applications will expire in 2033.

We own pending provisional applications pertaining to the methods and systems for diagnosing and grading HE, methods of determining dosages for nitrogen scavenging drugs, including BUPHENYL and RAVICTI, based on body surface area, and methods of evaluating compliance with nitrogen scavenging drug treatment regimens. If nonprovisional applications are filed claiming priority to one or more of these provisionals, any patents issuing therefrom would expire in 2034. However, it is possible that no such nonprovisional applications will be filed.

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

The FDA’s policies may change and additional laws or regulations may be enacted that could affect our regulatory approval of RAVICTI or prevent or delay any future product candidates’ regulatory approval or approval of our current products in new disease indications or labeling changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Marketing Approval

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests;

•	submission of an IND application which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of an NDA which must occur before a drug can be marketed or sold.

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

The NDA Approval Process

In order to obtain approval to market a new drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

The FDA will initially review the NDA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel of outside experts that includes clinicians and others for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Based on the clinical trial results submitted in an NDA, upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months, rather than the standard ten months, in each case with an additional two months in the case of a new chemical entity. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental requirements may arise from future U.S. or foreign governmental action.

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

Orphan Designation and Exclusivity

RAVICTI received orphan designation for maintenance treatment of patients with deficiencies in enzymes of the urea cycle and subsequently received exclusivity in the United States upon approval by the FDA for the maintenance treatment of patients with UCD, and GPB has a separate orphan designation for intermittent or chronic management of patients with cirrhosis and episodic HE of any grade. However, GPB cannot be considered for exclusivity until it has been approved by FDA for the treatment of HE. Under the Orphan Drug Act, the FDA may grant orphan designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan designation must be requested before submitting an NDA.

Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that subsequent to approval the FDA may not approve any other applications to market a drug with the same active moiety for the same disease, except in limited circumstances, for seven years. During orphan exclusivity, the FDA may only permit additional companies to market a drug with the same active chemical entity for the designated condition if such companies can demonstrate substantial improvement, or if the company with the orphan drug exclusivity is not able to meet market demand. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even though RAVICTI has received orphan exclusivity, the FDA can still approve other drugs that have a different active chemical entity for use in treating the same indications or diseases covered by RAVICTI, which could create a more competitive market for us.

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended (the “Anti-Kickback Statute”), the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by prison sentences, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act as “whistleblowers” acting in the name of the federal government and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information or impose other special requirements for the sale and marketing of drug products. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, as of 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price (“AMP”) to 23.1% of AMP, modifying the statutory definition of AMP, and adding a new rebate calculation for “line extensions” (i.e., certain new formulations, such as extended release formulations) of solid oral dosage forms of branded products. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. The Centers for Medicare and Medicaid Services (“CMS”) have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, the Affordable Care Act provides for the public availability of retail survey prices and certain weighted average AMPs. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy data on cost of acquisition of cost data, which could negatively impact our sales.

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

•

Effective in 2011, the Affordable Care Act imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

Effective in 2011, the Affordable Care Act imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

Effective in August 2013, the Affordable Care Act and implementing regulations require pharmaceutical manufacturers to track and report certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any ownership or investment interests held by physicians and their immediate family members. Reports submitted under these requirements will be placed in a public database. The first report is due in spring 2014 and reports covering the prior calendar year will be due annually thereafter.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Act to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

The Affordable Care Act created the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the provisions implementing the Affordable Care Act have only recently become effective, and at this time, it remains unclear the full effect that the Act will have on our business.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Corporate Information and Employees

Our principal corporate offices are located at 2000 Sierra Point Parkway, Suite 400, Brisbane, California 94005 and our telephone number is (650) 745-7802. We were incorporated in Delaware on November 1, 2006 and completed our initial public offering in July 2012. We had 54 full-time employees as of December 31, 2013. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Available Information

Our website address is www.hyperiontx.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K as well as our other publicly available filings with the SEC.

Risks Related to our UCD products including Commercialization of RAVICTI® and Our Development Programs

We depend substantially on the commercial success of our product, RAVICTI, and we may not be able to successfully commercialize it.

We have invested a significant portion of our efforts and financial resources in the development of RAVICTI. As a result, our business is substantially dependent on our ability to successfully commercialize RAVICTI. We launched RAVICTI in March 2013 and have a limited history of sales to date. Our ability to commercialize RAVICTI successfully will depend on our ability to:

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

The commercial success of RAVICTI, will depend upon the degree of market acceptance among physicians, patients, third-party payors and the medical community.

RAVICTI may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, third-party payors and the medical community or may not gain market acceptance within the timeframes we have estimated. The degree of market acceptance of RAVICTI will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of RAVICTI as compared with any branded or generic forms of sodium phenylbutyrate (“NaPBA”);

•	the frequency and severity of any side effects;

•	potential advantages in the clinical benefit, side effect profile and ease of use over BUPHENYL® or any generic forms of NaPBA;

•	the perception among physicians and patients as to the relative price differences between RAVICTI and BUPHENYL or any generic form of NaPBA;

•	negative publicity or political pressure with respect to premium pricing of orphan drugs in general;

•	sufficient third-party coverage or reimbursement;

•	relative convenience and ease of administration;

•	willingness and ability of patients to adopt RAVICTI as a replacement for NaPBA or any other UCD treatment options;

•	the strength of our sales and marketing organizations and our third-party distributors; and

•	the quality of our relationship with the patient and medical UCD communities.

If we fail to achieve sufficient market acceptance of RAVICTI or fail to achieve market acceptance within timeframes we have estimated, our revenue will be limited and it will be more difficult to achieve sustained profitability.

If we are unable to maintain agreements with, and effectively manage, third parties to distribute our UCD products to patients, our results of operations and business could be adversely affected.

We rely on third parties to distribute our UCD products to patients. We have contracted with a third-party logistics company to warehouse our UCD products. For RAVICTI, we contracted with two specialty pharmacies and one specialty distributor to sell and distribute to patients and hospitals. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management. For BUPHENYL, which we acquired on May 31, 2013, we operate under a contract with a wholesaler which distributes and sells to retail pharmacies, hospitals and other dispensing organizations. We have also contracted with a third-party call center to coordinate prescription intake and distribution, reimbursement adjudication, patient financial support and ongoing compliance support for our UCD products. The distribution network in place requires significant coordination with our commercial operations, sales and marketing and finance organizations. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from sales of our UCD products. If we are unable to effectively manage the distribution process, the sales of our UCD products, as well as any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

In addition, since we use specialty pharmacies and heavily rely on our third-party call center to support our UCD products, we are subject to certain risks, including, but not limited to, risks that these organizations may:

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

If we are unable to maintain orphan drug exclusivity for RAVICTI for the treatment of UCD in the United States, we may face increased competition.

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient and used for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2020, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of RAVICTI are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or a similar indication we may face increased competition, and our revenues from the sale of RAVICTI will be adversely affected. RAVICTI does not have orphan drug exclusivity in the European Union (the “EU”) or other regions of the world.

We have a history of operating losses and may not achieve or maintain operating profitability.

We have a limited operating history and only initiated commercial sales of RAVICTI during the first quarter of 2013. On May 31, 2013, we completed the acquisition of BUPHENYL from Ucyclyd. We have funded our operations primarily from sales of our equity and debt securities. We have incurred losses from operations in each year since our inception and have an accumulated deficit totaling $122.4 million as of December 31, 2013. Our losses, among other things, have had and may continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of RAVICTI and BUPHENYL for us to achieve or maintain profitability on a sustainable basis.

We have incurred increased selling, general and administrative expenses during the year ended December 31, 2013, compared to prior years due to higher sales and marketing expenses related to the commercialization of RAVICTI and the marketing of BUPHENYL, as well as additional full-year expenses related to operating as a public company. In addition, we expect increased research and development expenses related to our expected HE Phase III trial and for required post-marketing studies for UCD. As a result, we may continue to incur significant operating losses for the foreseeable future. Additionally, our operating expenses may increase significantly if we in-license or acquire other products or product candidates. Further, because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

If we fail to sustain an adequate level of reimbursement for our UCD products by third-party payors, sales would be adversely affected.

The course of treatment for UCD patients is and will continue to be expensive. The average price per patient per year for RAVICTI is approximately $315,000. The price of BUPHENYL per gram is approximately one quarter that of RAVICTI. We expect UCD patients to need treatment throughout their lifetimes. Most families of patients are not capable of paying for this treatment themselves. There would be no commercially viable market for RAVICTI or BUPHENYL without reimbursement from third-party payors. Even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected. In addition, we provide RAVICTI and BUPHENYL at no cost to qualified patients without insurance or without coverage for either product. If the number of patients that qualify for these programs is higher than our current estimates, our revenues and gross margins will be adversely affected.

Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not maintain adequate coverage and reimbursement levels, our revenue and prospects for operating profitability will suffer. Reimbursement systems in international markets, including the EU, vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

We are required to complete post-marketing studies mandated by the FDA for RAVICTI and such studies may be costly and time consuming. If the results of these studies reveal unacceptable safety risks, we may be required to withdraw RAVICTI from the market.

As part of the FDA approval of RAVICTI to treat UCD, we made a Phase IV commitment to conduct a long-term (approximately 10 years) outcomes study (or Registry), which is noted on the FDA-approved labeling. The FDA also imposed several post-marketing requirements and a post marketing commitment, which include obligations to conduct:

•	studies in UCD patients during the first two months of life and from 2 months to 2 years of age, including a study of the pharmacokinetics in both age groups;

•	a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment;

•	a study to determine whether the metabolites of RAVICTI affect the metabolism of other drugs that these patients might be given concurrently.

If we are unable to reach agreement with FDA on the design of these studies and/or complete these studies or the results of the studies reveal unacceptable safety risks, we may not be able to extend the label to include UCD patients less than two years of age and/or could be required to perform additional studies, which may be costly, and even lose marketing approval for RAVICTI. In addition to these studies, the FDA may also require us to conduct other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price.

The patient population suffering from UCD is small and has not been established with precision. If the actual number of patients is smaller than we estimate or if we are unable to convert patients from NaPBA to RAVICTI, our revenue and ability to achieve operating profitability may be adversely affected.

Current estimates of the incidence of UCD’s range from 1:10,000 to 1:35,000 births. These estimates vary significantly because analyses involve very few cases and because newborn screening does not detect all cases of UCD. We estimate that the number of individuals in the United States with UCD is approximately 2,100, of which approximately 1,100 are currently diagnosed and approximately 600 of whom are currently treated with FDA-approved pharmaceuticals, including NaPBA and RAVICTI. Of these, we estimate that approximately 60% are children and 40% are adults. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analyses do not accurately reflect the number of patients with UCD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain operating profitability. In addition, if existing patients do not use our therapies, it will be more difficult to achieve operating profitability, or sustained operating profitability may not occur at all.

The number of patients in the United States who might be prescribed RAVICTI could be significantly less than the 600 currently estimated to be on either RAVICTI or NaPBA. Since RAVICTI and NaPBA both target diseases with small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve sustained operating profitability. We may be unable to maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses.

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

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to study participants or if preliminary data demonstrate that the product is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards and data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of GPB to treat HE, the commercial prospects for GPB will be harmed and our ability to generate product revenues from GPB may be delayed or eliminated.

We may never obtain approval for or commercialize RAVICTI outside of the United States, which would limit our ability to realize its full market potential and we may never expand our approvals for commercialization of BUPHENYL outside the US.

We only have approval to market RAVICTI in the United States at this time. In order to market RAVICTI outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in other countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional nonclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of RAVICTI in those countries. Health Canada has requested that we seek regulatory approval to sell BUPHENYL in Canada even though Ucyclyd was permitted to sell BUPHENYL under Health Canada’s Special Access Programme. Not making a required filing in a timely fashion could delay sales of BUPHENYL in Canada, and such approval may never be obtained. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we obtain approval to commercialize RAVICTI outside of the United States and continue to maintain the existing Ucyclyd distribution agreements for BUPHENYL outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If RAVICTI is approved for commercialization outside the United States, we will likely enter into agreements with third parties to market RAVICTI outside the United States. On May 31, 2013, we acquired worldwide rights to BUPHENYL from Ucyclyd. As part of the acquisition of BUPHENYL, we assumed Ucyclyd’s rights and obligations under its existing agreements for distribution of BUPHENYL outside the United States, including Ucyclyd’s obligation to provide Swedish Orphan Biovitrum AB (“SOBI”) with a right of first refusal for the distribution of RAVICTI, additional indications for BUPHENYL and other newly developed products for urea cycle disorders on terms and conditions reasonably satisfactory to us. This distribution agreement and related rights of first refusal with SOBI expires on December 31, 2014. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

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

Even after a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety or other issues could result in delays or increased costs to assure compliance.

BUPHENYL and RAVICTI are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and reporting of safety and other post-market information, including both federal and state requirements in the United States and with respect to BUPHENYL, requirements of the EU. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”). As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. For example, we may not promote our products for indications or uses for which they do not have FDA approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to successfully commercialize and generate additional revenues from RAVICTI and BUPHENYL. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to continue to generate revenues from the sale of RAVICTI and BUPHENYL our potential for achieving operating profitability will be diminished and the capital necessary to fund our operations will be increased.

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

In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of NaPBA tablets, which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, SigmaPharm Laboratories, LLC received FDA approval for a generic version of NaPBA powder, which competes with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane Pharma SA received marketing approval from the European Medicines Agency for taste-masked NaPBA and has announced a distribution partnership in Canada. We believe they are also seeking approval via an abbreviated new drug application (“ANDA”) in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat HA crises in N-acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. In addition, if we complete development, obtain regulatory approval and commercialize GPB to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. In addition to currently marketed treatments for HE, Ocera Therapeutic, Inc. is conducting a Phase II trial of a compound delivered intravenously to patients with cirrhosis in which they are assessing ammonia control versus placebo. In addition, researchers are continually learning more about UCD and HE and new discoveries may lead to new therapies. As a result, RAVICTI and BUPHENYL may be rendered less competitive at any time, or even obsolete. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than RAVICTI and BUPHENYL. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	maintain patent protection for RAVICTI and otherwise prevent the introduction of generics of RAVICTI;

•	attract and retain key personnel;

•	maintain an adequate sales and marketing infrastructure;

•	identify patients able and willing to adopt RAVICTI as a replacement for NaPBA or any other UCD treatment options;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with the patient community.

If GPB is approved to treat HE in the future, the cost of RAVICTI to treat UCD may decline significantly, which could materially affect our UCD revenues.

The same active ingredient underlies RAVICTI to treat UCD and GPB which we have in trials for HE. Given the relative differences in the size of the affected patient populations in UCD and HE, respectively, the number of requests third-party payors receive to reimburse drugs for the treatment of HE is significantly greater than the number of requests for UCD. As a result, and given the common active ingredient we will likely experience greater pricing pressure for RAVICTI if GPB is approved by the FDA to treat HE. We do not currently have a plan to differentiate the formulations for UCD and HE, nor can we guarantee success if we attempt to differentiate the formulation. We expect the required dosing volume for HE to be similar to the average required dosing for UCD. If GPB is approved by the FDA for HE, we may need to significantly decrease the price for RAVICTI from that established with respect to UCD in order to gain third-party reimbursement for broad use in HE patients. This would result in a significant decrease in revenues generated by the UCD patient population. We believe GPB revenue potential for HE is much larger than RAVICTI is for UCD; however, if the market for GPB in HE is significantly smaller than we anticipate, or if we are unsuccessful in any commercial launch of GPB for the treatment of HE, total RAVICTI revenues may decrease significantly and we may be unable to achieve or maintain operating profitability. If the RAVICTI price is decreased with the introduction of the drug for HE, we may need to decrease our UCD specialty pharmacy and patient support service offerings. This may result in lower UCD revenues due to fewer UCD patients electing to begin use of RAVICTI and/or remain compliant.

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

In the United States, the Affordable Care Act (enacted in 2010) is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” (“AMP”), for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded the scope of the Medicaid drug rebate program;-rebates previously had been payable only on fee-for-service utilization, but are now also payable on Medicaid managed care utilization; and created an alternative rebate formula for certain innovator products that qualify as line extensions of certain existing products, which is likely to increase the rebates due on those drugs. CMS, which administers the Medicaid Drug Rebate Program, has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act and subsequent legislation but has not yet issued final regulations. CMS has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. Also effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when those products are used for their orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above will cause the required 340B discount to increase.

Further, as of 2011, the Affordable Care Act imposed a significant annual branded prescription drug fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices related to interactions with healthcare providers. Also under the Affordable Care Act, as of August 2013, pharmaceutical manufacturers are subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare providers. Reports submitted under these requirements will be placed in a public database.

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

Risks Related to Our Financial Position and Need for Additional Capital

We currently have a limited source of revenue and may never achieve or sustain operating profitability.

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

In addition, because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or sustain operating profitability.

Even as we are able to generate revenues from the sale of our products, we may not achieve sustainable operating profitability and may need to obtain additional funding to continue operations. If we are unable to achieve and sustain operating profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We have incurred net operating losses on an annual basis since inception and anticipate that we may continue to incur operating losses for the foreseeable future.

We have incurred losses from operations in each year since our inception on November 1, 2006. As of December 31, 2013, we had an accumulated deficit of $122.4 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. RAVICTI will require significant ongoing marketing efforts and substantial investment before it can provide us with sustained revenues. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for RAVICTI in UCD and GPB in HE and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. As a result, we may continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•

the amount of sales and other revenues from RAVICTI and BUPHENYL and any other product candidates that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of products or product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	changes to the design of our clinical trials; and

•	Any new collaborative, licensing, acquisition and other commercial relationships that we may establish.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including convertible debt, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for clinical or commercial production of RAVICTI or BUPHENYL. We lack the resources and the capabilities to manufacture RAVICTI or BUPHENYL in our own facilities on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and finished drug products required for our clinical trials and commercial sale. We plan to continue to rely upon contract manufacturers to manufacture clinical and commercial quantities of RAVICTI and BUPHENYL and the related bulk drug substances. We have bulk drug substance for the production of clinical and commercial supplies of RAVICTI manufactured for us by Helsinn Advanced Synthesis SA (Switzerland) and DSM Fine Chemicals Austria Nfg GmbH on a purchase order basis. We have bulk drug substance for the production of clinical and commercial supplies of BUPHENYL manufactured for us by CU Chemie Uetikon GmbH (Germany). We have clinical and commercial supplies of BUPHENYL finished product manufactured for us by Pharmaceutics International, Inc. on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug product manufactured by Lyne Laboratories, Inc. on a purchase order basis. We have an agreement in place and have initiated process transfer and development at Halo Pharmaceutical, Inc., to qualify Halo as a secondary finished drug product supplier for RAVICTI. If we need to identify an additional fill/finish manufacturer, we would not be able to do so without significant delay and likely significant additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.

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

We also license intellectual property necessary for commercialization of RAVICTI from Brusilow Enterprises, LLC (“Brusilow”). Brusilow may be entitled to terminate our license if we breach that agreement or do not meet specified diligence obligations in our development and commercialization of RAVICTI and do not cure the failure within the required time period. If our license from Brusilow is terminated, it may be difficult or impossible for us to continue to commercialize RAVICTI.

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct and/or oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for RAVICTI in UCD or GPB in HE or our potential future product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.

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

Patents that we own or license do not ensure protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products including identical or similar products;

•	U.S. Patent 5,968,979 covering RAVICTI composition of matter expires February 7, 2015, unless its term is successfully extended;

•	upon expiration of U.S. Patent 5,968,979, we do not at this time own or control a granted U.S. Patent that completely prevents generic entry into the United States market for RAVICTI;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

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

We also own two issued patents in the United States and multiple pending patent applications in the United States and in foreign jurisdictions relating to methods of treatment with RAVICTI or other phenylacetic acid (“PAA”) prodrugs, including dosing and dose adjustment. These applications do not ensure the protection of our intellectual property. Additionally, these pending applications may not issue or may issue with claims significantly narrower than we currently seek. Similarly, our issued patents may be successfully challenged and invalidated. Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for RAVICTI before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

If we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

Additional competitors could enter the market, including with generic versions of our products, and sales of affected products may decline materially.

Our composition of matter patent covering RAVICTI expires in the United States in 2015. Based on current projections, we have applied for an extension of this patent under the Drug Price Competition and Patent Term Restoration Act, or Hatch-Waxman Act, requesting patent coverage for an additional four years.

We own one United States patent with claims directed to methods of using, administering and adjusting the effective dose of a PAA prodrug, including RAVICTI, based on fasting ammonia levels and a second patent with claims directed to with claims directed to methods of treating UCD using PAA prodrugs based on in part on target urinary phenylacetylglutamine (“PAGN”) levels. These patents and any subsequent patents issued may be subject to challenge by competitors and invalidated or deemed not to be infringed by competing products.

We own a first family of pending patent applications in the United States, Europe, Japan, and Canada directed to methods of using, administering, and adjusting the effective dosage of PAA prodrugs including RAVICTI. These methods are based in part on novel findings regarding the conversion of PAA prodrugs to urinary PAGN.

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

Even if the patents for our products are invalidated or become unenforceable, however, we still may have protection under two different forms of regulatory exclusivity. The first form, orphan drug exclusivity, prohibits the FDA from approving another product with the same active ingredient for the same use for seven years from the date of approval. RAVICTI has orphan drug exclusivity for the treatment of UCD until February 2020.

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

Even if patent protection and orphan drug exclusivity become unavailable, our products may still have limited protection against generic competition under a second form of regulatory exclusivity, which derives from the Hatch-Waxman Act. Under the Hatch-Waxman Act provisions of the FDCA, a pharmaceutical manufacturer may file an abbreviated new drug application, (“ANDA”), seeking approval of a generic copy of an approved innovator product once all patent protection for the approved product has expired or seeking immediate approval on the grounds that the applicable patents are invalid or unenforceable. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product, but similarly is only available when no patent protection remains or the applicable patents are challenged or are not enforced. To maintain sufficient incentives for innovators to develop new drugs and to improve existing drugs, however, the Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA.

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

Composition of matter patent protection and orphan drug exclusivity for BUPHENYL have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. For example, the FDA approved an ANDA for NaPBA powder in the first quarter of 2013, and the generic product was launched in April 2013. Lucane Pharma received marketing approval from the European Medicines Agency for taste-masked NaPBA, and we believe they are also seeking approval via an ANDA in the United States. We are also aware of an ANDA that was approved in November 2011 for NaPBA tablets. However, these tablets have not yet been made commercially available to UCD patients. Since the ANDA process is confidential, there may be additional BUPHENYL ANDAs pending. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to either of our drugs. If this occurs, our UCD product sales could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd and Brusilow at the same royalty rates.

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

To build this infrastructure, we may need to hire additional accounting personnel and improve our disclosure policies, procedures and controls. In 2013, we implemented a new accounting system, which included a more robust ERP software and improved hardware. We are currently in the process of:

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

Our management must make forecasting decisions regarding future revenue in the course of business planning despite uncertainty, and actual results of operations may deviate materially from projected results. In particular, forecasting revenue is difficult because we have only begun selling RAVICTI and BUPHENYL in 2013, sales of RAVICTI depend in part on switching patients from BUPHENYL, a process with which we have only limited experience, dosing is performed on a weight-basis which is difficult to predict and generic forms of BUPHENYL have recently been introduced into the market. Additionally, payor mix estimates are made for RAVICTI and BUPHENYL patients and are difficult to forecast. Finally, because RAVICTI is an oral liquid distributed in 25 mL bottles and because dosing is individualized, patients may receive more medication than they are prescribed each month and may not refill in a subsequent month. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock. In addition, if our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially.

There are inherent uncertainties involved in the estimates, judgments and assumptions used in the preparation of our financial statements, and any changes in those estimates, judgments and assumptions could have a material adverse effect on our financial condition and results of operations.

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included in Note 2—“Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included elsewhere in this report. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

Certain accounting policies are critical to presenting our financial condition and results. The preparation of our financial statements require us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. Significant estimates made by us include assumptions used in the determination of revenue recognition and the calculation of reserves, the fair value of marketable securities and notes payable, fair value measurement of tangible and intangible assets, stock-based compensation and the provision for income taxes. Although we base our estimates and judgments on historical experience, our interpretation of existing accounting literature and on various other assumptions that we believe to be reasonable under the circumstances, if our interpretation or application of existing accounting literature is deemed to be materially incorrect, actual results may differ materially from these estimates.

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

We are a small company with 54 employees as of December 31, 2013. In order to commercialize our products and continue planned clinical development, we need to maintain our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We may attempt to acquire businesses, technologies, services, products or product candidates that we believe will maximize shareholder value. On May 31, 2013, we acquired BUPHENYL from Ucyclyd. If we do undertake any acquisitions, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, any acquired product candidate may fail to gain approval or authorization or may fail to meet our commercial objectives. Any such failure may result in our inability to realize the anticipated benefits of any acquisition.

If we acquire additional products or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

To remain competitive, we may decide to acquire additional products or technologies. On May 31, 2013, we acquired BUPHENYL from Ucyclyd. We have limited experience in successfully acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate technologies or products without a significant expenditure of operating, financial and management resources. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates as well as overall economic conditions and uncertainties resulting from current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases to patients. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.

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

Our headquarters is located in the San Francisco Bay area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be highly volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since our initial public offering, our closing stock price as reported on the NASDAQ Global Stock Market has ranged from $10.04 to $31.87 as of February 28, 2014. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, own approximately 82% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of December 31, 2013, we had net operating losses of approximately $72.5 million and $112.5 million for both U.S. federal and California income tax purposes, respectively, for which carryforwards begin to expire in 2026 for U.S. federal income tax purposes and 2016 for California income tax purposes. If we experience an “ownership change” for purposes Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. We are not currently subject to any annual limits on our ability to utilize net operating loss carryforwards.

The requirements associated with being a public company require significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC, and The NASDAQ Stock Market may also impose various additional requirements on public companies. As a result, we have incurred additional legal, accounting and other expenses that we did not incur as a nonpublic company. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Brisbane, California, and consists of approximately 20,468 square feet of leased office space under a lease that expires on November 18, 2019. We may require additional space and facilities as our business expands.

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

	High	Low
2013
Fourth Quarter	$29.50	$18.97
Third Quarter	28.34	21.29
Second Quarter	25.94	15.92
First Quarter	26.50	10.84

2012
Fourth Quarter	12.00	10.00
Third Quarter (beginning July 26, 2012)	$11.99	$9.95

As of February 28, 2014, we had 20,179,819 shares of common stock outstanding held by approximately 19 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None

Initial Public Offering

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

As of December 31, 2013, we have used approximately $21.2 million of the proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

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

$100 investment in stock or index	July 26, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Hyperion Therapeutics, Inc.	100.00	105.14	111.57	255.39	217.61	258.46	200.00
NASDAQ Composite	100.00	106.69	103.60	112.97	118.31	132.21	146.80
NASDAQ Biotechnology	100.00	111.64	111.13	134.38	143.54	173.04	189.08

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements appearing in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net product revenue	$42,204	$—	$—	$—	$—
Costs and expenses:
Cost of sales	6,740	—	—	—	—
Research and development	9,984	17,046	17,236	23,111	11,030
Selling, general and administrative	35,839	11,487	8,923	3,490	2,371
Amortization of intangible asset	3,058	—	—	—	—

Total costs and expenses	55,621	28,533	26,159	26,601	13,401

Loss from operations	(13,417)	(28,533)	(26,159)	(26,601)	(13,401)
Interest income	27	12	28	43	39
Interest expense	(1,539)	(3,703)	(2,554)	(1)	(763)
Gain from settlement of retention option(1)	31,079	—	—	—	—
Other income (expense), net	526	(39)	(731)	1,106	525

Income (loss) before income taxes	$16,676	$(32,263)	$(29,416)	$(25,453)	$(13,600)
Income tax expense	49	—	—	—	—
Accretion of Series B preferred stock to redemption value	—	—	—	—	(78)

Net income (loss) attributable to common stockholders	$16,627	$(32,263)	$(29,416)	$(25,453)	$(13,678)

Net income (loss) per share attributable to common stockholders(2)
Basic	$0.86	$(4.45)	$(62.68)	$(61.70)	$(92.84)

Diluted	$0.80	$(4.45)	$(62.68)	$(61.70)	$(92.84)

Weighted average shares of common stock outstanding used in computing net income (loss) per share attributable to common stockholders(2)
Basic	19,415,822	7,256,537	469,319	412,532	147,329

Diluted	20,730,913	7,256,537	469,319	412,532	147,329

(1)	The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $11.0 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our consolidated statements of operations. For additional information, see Note 4 to our consolidated financial statements appearing elsewhere in this report.

(2)	See Note 19 to our consolidated financial statements appearing elsewhere in the report for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock and the weighted average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$74,232	$49,853	$7,018	$6,579	$10,073
Short-term investments	28,045	—	—	—	—
Working capital (deficit)	91,481	41,943	(21,282)	3,650	6,713
Long-term investments	15,780	—	—	—	—
Intangible asset, net	13,442	—	—	—	—
Total assets	142,519	51,204	8,142	7,387	11,171
Long-term debt	2,621	7,750	—	—	—
Warrants liability	—	—	2,574	—	—
Convertible preferred stock	—	—	58,326	58,326	36,265
Total stockholders’ equity (deficit)	119,686	34,389	(82,104)	(54,176)	(29,162)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Item 1 of this report for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. We have developed our product, RAVICTI ® (glycerol phenylbutyrate) Oral Liquid, to treat the most prevalent urea cycle disorders (“UCD”) and are developing glycerol phenylbutyrate (“GPB”) to treat hepatic encephalopathy (“HE”), two different diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or protein transporters that constitute the urea cycle, which in a healthy individual removes ammonia through the conversion of ammonia to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage. In April 2012, our Phase II HE trial data was unblinded and the trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on GPB versus placebo, both administered in addition to a standard of care, including lactulose and/or rifaximin.

On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. RAVICTI is contraindicated in UCD patients under two months of age due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI. Other limitations of use for RAVICTI include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary and patients with N-acetylglutamate synthetase deficiency for whom the safety and efficacy of RAVICTI has not been established. We commercially launched RAVICTI during the first quarter of 2013. On May 1, 2013, we received notification from the FDA that RAVICTI qualified for orphan drug exclusivity.

We originally obtained rights to develop RAVICTI in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (‘Valeant”). In March 2012, we purchased the worldwide rights to RAVICTI for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of RAVICTI. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we had an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL ® (sodium phenylbutyrate) Tablets and Powder , an FDA approved therapy for treatment of the most prevalent UCD and AMMONUL ® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd and subsequently, Ucyclyd exercised its option to retain AMMONUL. On May 31, 2013, we completed the acquisition of BUPHENYL and we received a net payment of $11.0 million which reflected the $32.0 million contractual purchase price for AMMONUL due to us less the $19.0 million contractual purchase price for BUPHENYL due to Ucyclyd and $2.0 million payment due to Ucyclyd for inventory we purchased from Ucyclyd.

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

As of December 31, 2013, we had an accumulated deficit of $122.4 million. We had net income of $16.6 million for the year ended December 31, 2013. We had a net loss of $32.3 million and $29.4 million for the years ended December 31, 2012 and 2011, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of GPB in HE, expanding our organization and marketing of RAVICTI and BUPHENYL.

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

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

Financial Overview

Revenue

Our product revenues consist of the following:

•	Revenues from the sale of our first commercial product, RAVICTI which was approved by the FDA on February 1, 2013 and was commercially launched in the U.S. during the period ended March 31, 2013; and

•

Revenues from the sale of BUPHENYL which we acquired from Ucyclyd on May 31, 2013, pursuant to the restated collaboration agreement. We currently distribute BUPHENYL in the U.S. and certain countries outside the U.S.

See “Results of Operations” below for a more detailed discussion on revenues.

Cost of Sales

Our cost of sales includes third-party manufacturing costs, royalty fees payable under our restated collaboration agreement with Ucyclyd, and other indirect costs including compensation cost of personnel, shipping and supplies.

The manufacturing costs we incurred prior to FDA approval of RAVICTI have been recorded as research and development expenses in our consolidated statement of operations. For RAVICTI, we expect that cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval is utilized as these products have been fully expensed as research and development expenses in prior periods.

As a result of the business combination related to the purchase of BUPHENYL, cost of sales for BUPHENYL is higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as that inventory is sold and is not indicative of cost of sales in future periods. Since the inventories we purchased were part of the business combination, the inventories were recorded at fair value on the acquisition date. For additional information see Note 4 to our consolidated financial statements appearing elsewhere in this report.

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

We expense both internal and external research and development expenses as they are incurred. We did not begin tracking our research and development expenses on a program-by-program basis until January 1, 2010. We developed RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs were included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase of RAVICTI from Ucyclyd. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
(in thousands)	2013	2012	2011
UCD Program	$8,127	$3,463	$7,900
HE Program	1,228	2,233	5,162
Unallocated	629	11,350	4,174

Total	$9,984	$17,046	$17,236

We expect our research and development expenses to increase when we initiate our Phase III trial of GPB for the treatment of patients with episodic HE. Due to the inherently unpredictable nature of product development, we are currently unable to exactly predict the expenses we will incur or the duration of the trial. Based on our current discussions with FDA, our estimate of the cost of our Phase III trial of GPB in HE will be between $50.0 million to $55.0 million from initiation of the trial until submission of data to FDA.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development, legal, investor relations, marketing, commercial and sales functions, including fees to third party vendors providing customer support services. Other significant expenses include consulting fees, allocated facilities expenses and professional fees for accounting and legal services, including but not limited to legal services associated with obtaining and maintaining patents. We expect that our selling, general and administrative expenses will increase with the continued commercialization of RAVICTI and marketing of BUPHENYL. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

Amortization of Intangible Asset

In 2013, the amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Notes 4 and 8 to our consolidated financial statements appearing elsewhere in this report.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and investments.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Gain from Settlement of Retention Option

The amount of gain from the settlement of the retention option relates to our acquisition of BUPHENYL in 2013 and is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $11.0 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our consolidated statements of operations in the second quarter of 2013. For additional information, see Note 4 to our consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

For the year ended December 31, 2013, other income (expense), net primarily includes a $0.5 million payment received from Ucyclyd in accordance with the restated collaboration agreement. For the years ended December 31, 2012 and 2011, other income (expense), net consisted primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. We account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011 at fair value and recorded as liabilities on the date of each issuance. The fair value was determined and subsequently re-measured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing of the IPO, we performed a final re-measurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the re-measurement to other income (expense), net. On July 31, 2012, immediately prior to the closing of the IPO, the common stock warrants and the preferred stock warrants automatically net exercised into 340,361 shares of common stock.

Income Taxes

We were granted orphan drug designation in 2009 by the FDA for our products currently under development. The orphan drug designation allowed us to claim increased federal tax credits for related research and development activities. We have $18.0 million of federal credit carryforwards of which $17.4 million relates to Orphan Drug Credit claims for 2009 through 2013. These federal credit carryforwards were fully provided with 100% valuation allowance.

For the year ended December 31, 2013, income tax expense was $49,000. We did not record income tax expense for the years ended December 31, 2012 and 2011. Our expected taxable income in 2014 will primarily be offset by federal and state net operating losses and credits for which a full valuation allowance has been provided.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the consolidated financial statements appearing elsewhere in the report.

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

Inventories

Our inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. Our inventories consist of raw materials and finished goods. Subsequent to the FDA approval of RAVICTI on February 1, 2013, we began capitalizing inventories as the related costs were expected to be recoverable through the commercialization of the product. Prior to the FDA approval of RAVICTI, we recorded the costs incurred as research and development expenses in the consolidated statements of operations. If information becomes available that suggest that our inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

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

On May 31, 2013, we acquired BUPHENYL including inventory from Ucyclyd (see Note 4 to our consolidated financial statements appearing elsewhere in this report). We recorded these inventories at fair value in the amount of $3.9 million on the acquisition date. We will expense the difference between the fair value and book value of inventory as that inventory is sold.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of our financial instruments, including cash equivalents, short-term investments, the option to purchase BUPHENYL and AMMONUL, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of long-term investments represent their estimated fair values.

Income Taxes

We are subject to income taxes in the U.S. and we use estimates in determining our provision for income taxes. We use the liability method of accounting for income taxes, whereby deferred income tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred income tax assets is appropriate when based on the weight of positive and negative evidence realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred income tax assets if it is more likely than not that some portion of the deferred income tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

We apply the provisions of FASB’s guidance on accounting for uncertainty in income taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and the tax benefit to be recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Product Revenue

Our product revenues represent sales of RAVICTI and BUPHENYL in the U. S. and outside the U.S. We recognize revenue once all four revenue recognition criteria described above are met.

During the first quarter of 2013, we began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispense RAVICTI to patients in fulfillment of prescriptions. As RAVICTI is a new product, and our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of RAVICTI to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances can be reasonably estimated. In future periods, once we have sufficient historical information to reasonably estimate our product sales allowances, we will re-evaluate our revenue recognition policy to determine whether we have sufficient information to recognize revenue upon receipt of RAVICTI by the specialty distributor.

We sell BUPHENYL in the United States to a specialty distributor, who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. We recognize revenue from BUPHENYL sales upon receipt by the specialty distributor as we can reasonably assess potential product sales allowances at the time of sale. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or once their acceptance period has expired whichever comes first.

We recognize revenue net of product sales allowances, including estimated rebates, chargebacks, prompt-payment discounts, returns, distribution service fees and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

Product Sales Allowances

We establish reserves for prompt-payment discounts, government and commercial rebates, product returns and chargebacks. Allowances relating to prompt-payment discounts and chargebacks are recorded at the time of revenue recognition, resulting in a reduction in product sales revenue and a decrease in trade accounts receivables. Allowances related to government rebates, product returns and other applicable allowances such as distributor fees are recognized at the time of revenue recognition, resulting in a reduction in product sales and an increase in accrued expenses or a reduction in the related accounts receivable depending on the nature of the sales deduction.

Co-payment assistance

We provide cash donation to a non-profit third party organization which supports UCD patients, who have commercial insurance and meet certain financial eligibility requirements, with co-payment assistance and travel costs. We account for the amount of co-payment assistance as a reduction of product revenues.

The following table summarizes the provisions, and credits/payments, for the gross to net sales deductions:

(in thousands)	Rebates & Chargebacks	Prompt pay discounts	Other Sales- Related Deductions	Total
Provision related to current period sales	$6,351	$1,619	$1,213	$9,183
Credits/payments	(1,300)	(1,619)	(1,029)	(3,948)
Balance as of December 31, 2013	$5,051	$—	$184	$5,235

Stock-Based Compensation

We recognize as compensation expense the fair value of stock options and other stock-based compensation issued to employees over the requisite service periods, which are typically the vesting periods. We determine the fair value of restricted stock units using the closing price of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and restricted stock units is amortized on a straight-line basis over the requisite service period of the awards.

For the year ended December 31, 2013, stock-based compensation of $82,000 was capitalized into inventories. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

Total stock-based compensation expense related to options and awards granted was allocated as follows:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cost of sales	$27	$—	$—
Research and development	585	374	137
Selling, general and administrative	3,709	619	208

Total	$4,321	$993	$345

Results of Operations

Comparison of the Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2013	2012			2012	2011
Product revenue, net	$42,204	$—	$42,204	100%	$—	$—	$—	—%
Cost of sales	6,740	—	6,740	100	—	—	—	—
Research and development	9,984	17,046	(7,062)	(41)	17,046	17,236	(190)	(1)
Selling, general and administrative	35,839	11,487	24,352	212	11,487	8,923	2,564	29
Amortization of intangible asset	3,058	—	3,058	100	—	—	—	—
Interest income	27	12	15	125	12	28	(16)	(57)
Interest expense	1,539	3,703	(2,164)	(58)	3,703	2,554	1,149	45
Gain from settlement of retention option	31,079	—	31,079	100	—	—	—	—
Other income (expense), net	526	(39)	565	1,449	(39)	(731)	(692)	(95)
Income tax expense	49	—	49	100	—	—	—	—

Revenues

During the year ended December 31, 2013, we generated $42.2 million of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns, co-pay assistance and estimated product sales allowances including government rebates, chargebacks, prompt -payment discounts and distributor fees.

For the year ended December 31, 2013, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $31.2 million, substantially all from sales in the U.S.; and

•	net sales from BUPHENYL in the amount of $11.5 million (of which $5.1 million relates to sales outside the U.S. and $6.4 million sales in the U.S.)

The above amounts were partially offset by $0.5 million of co-payment assistance. We expect in future quarters our sales from BUPHENYL decrease in part due to increase in the usage of RAVICTI and competition from generic product sales.

For the years ended December 31, 2012 and 2011, we did not generate any revenues from the sale of any products.

Cost of Sales

Our cost of sales includes third-party manufacturing costs, royalty fees payable under our restated collaboration agreement with Ucyclyd, and other indirect costs including compensation cost of personnel, shipping and supplies. For the year ended December 31, 2013, total costs of sales was $6.7 million. Cost of sales consisted of BUPHENYL product costs of $3.6 million and RAVICTI product costs of $3.1 million. RAVICTI product costs included $2.5 million for royalty expenses payable under our restated collaboration agreement with Ucyclyd.

We began capitalizing inventory costs after FDA approval of RAVICTI as the related costs were expected to be recoverable through the commercialization of the product. We recorded costs incurred prior to FDA approval of RAVICTI as research and development expenses in our 2012 consolidated statement of operations. As a result, cost of sales for RAVICTI for the next several quarters are expected to reflect a lower average per unit cost of materials as we sell product inventory that was previously expensed as research and development.

For BUPHENYL, cost of sales was higher due to the recording of the step-up fair value of the BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold. Accordingly, cost of sales is not indicative of expected cost of sales in future periods. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date. For additional information, see Note 4 to our consolidated financial statements appearing elsewhere in this report.

Research and Development Expenses

Research and development expenses decreased by $7.1 million, or 41%, to $10.0 million for the year ended December 31, 2013, from $17.1 million for the year ended December 31, 2012. This decrease in research and development expenses in 2013 as compared to 2012 was primarily due to decreases of $1.5 million in clinical development costs due to completion of our HE Phase II trial in 2012 and a $5.7 million expense recognized pertaining to purchase of RAVICTI which occurred in the first quarter of 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $24.4 million, or 212%, to $35.8 million for the year ended December 31, 2013, from $11.5 million for the year ended December 31, 2012 primarily as a result of our commercial launch of RAVICTI and the acquisition of BUPHENYL as well as the costs associated with operating as a public company for a full year. This increase was primarily due to increases of $13.0 million in compensation expense, including stock-based compensation expense, as a result of hiring additional employees to support our commercial launch, $2.2 million in insurance and other office and administrative related expenses, $5.0 million in selling and marketing expenses pertaining to the product launch and commercialization of RAVICTI, $0.9 million in travel and related costs and $3.3 million increase in consulting costs.

Selling, general and administrative expenses increased by $2.6 million, or 29%, to $11.5 million for the year ended December 31, 2012, from $8.9 million for the year ended December 31, 2011. This increase was primarily due to increases of $1.8 million in compensation and recruiting expenses as a result of hiring additional employees, $2.1 million in consulting fees including consulting fees paid for preparation for the commercialization of RAVICTI in UCD, $1.1 million in marketing related costs and $0.5 million in insurance and office and travel related expenses. This increase was partially offset by the decrease of $3.1 million in professional and legal fees related to our arbitration with Ucyclyd that occurred in 2011 and legal and professional fees incurred in preparation for a potential financing.

Amortization of intangible asset

The amortization of intangible asset expense pertains to the amortization expense for the BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013. For the year ended December 31, 2013, the Company recorded $3.1 million in amortization expenses.

Interest Income

The changes in interest income were not significant for the years ended December 31, 2013, 2012 and 2011.

Interest Expense

Interest expense decreased by $2.2 million, or 58%, to $1.5 million for the year ended December 31, 2013, from $3.7 million for the year ended December 31, 2012. Interest expense decreased primarily due to the conversion of our April 2011 Notes and October 2011 Notes to common stock upon the closing of our IPO in July 2012.

Interest expenses increased by $1.1 million, or 45%, to $3.7 million for the year ended December 31, 2012, from $2.6 million for the year ended December 31, 2011. The increase in interest expense was the result of a $2.3 million of interest expense and $1.4 million amortization of our debt discount, incurred in relation to our convertible notes and loan agreement entered into in 2012 and 2011.

Gain from settlement of retention option

The amount of gain from the settlement of the retention option relates to our acquisition of BUPHENYL in 2013 and is comprised of (i) the fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $11.0 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option in our consolidated statements of operations. For additional information, see Note 4 to our consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

For the year ended December 31, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to our restated collaboration agreement.

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

Income tax expense

For the year ended December 31, 2013, income tax expense was $49,000. We did not record income tax expense for the year ended December 31, 2012 and 2011.

The 2013 effective tax rate of 0.3% differed from the U.S. federal statutory rate of 35% primarily due to the utilization of net operating loss carryforwards and tax credits for which a valuation allowance is recorded on our federal and California deferred tax assets. The remaining tax expense is related to other state taxes.

Our expected taxable income in 2014 will primarily be offset by federal and state net operating losses and credits for which a full valuation allowance has been provided.

Liquidity and Capital Resources

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

In April 2012, we borrowed $10.0 million pursuant to a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B (the “Lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the loan agreement, we granted a security interest in all of our assets, except intellectual property. Our obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on our assets including our intellectual property, mergers and acquisitions and distributions to stockholders. The loan and security agreement also requires us to provide the Lenders monthly financials and compliance certificates within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. We issued warrants to the Lenders to purchase a total of 75,974 shares of common stock at an exercise price of $4.08 per share. These warrants have been fully exercised. The loan and security agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the loan and security agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the loan agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

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

In September 2012, we borrowed an additional $2.5 million from Silicon Valley Bank pursuant to the loan and security agreement. We issued an additional warrant to Silicon Valley Bank to purchase a total of 8,408 shares of common stock at an exercise price of $5.05 per share. These warrants have been fully exercised. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the bank term loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the loan and security agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of nine months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

On March 13, 2013, we completed our follow-on offering and issued 2,875,000 shares of our common stock at an offering price of $20.75 per share. In addition, we sold an additional 431,250 shares of common stock directly to underwriters when they exercised their over-allotment option in full at the offering price of $20.75 per share. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

Since inception, the Company has incurred recurring net operating losses and negative cash flows from operations. During the year ended December 31, 2013, the Company incurred a loss from operations of $13.4 million and used $1.2 million of cash in operations. At December 31, 2013, the Company had an accumulated deficit of $122.4 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of GPB for the treatment of patients with episodic HE. In addition, the Company expects to continue to incur significant commercial, sales and marketing, and outsourced manufacturing expenses in connection with commercialization of RAVICTI and BUPHENYL in UCD. These increased expenses as compared to prior years include payroll related expenses due to hiring additional employees, costs related to initiation and operation of our distribution network and marketing costs and general infrastructure expenses as we expand our organization. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

We believe that our existing cash and cash equivalents and investments as of December 31, 2013, and our future forecasted product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(1,212)	$(28,531)	$(24,531)
Investing activities	(34,054)	2	(12)
Financing activities	59,645	71,364	24,982
Net increase in cash and cash equivalents	$24,379	$42,835	$439

Cash used in operating activities of $1.2 million for the twelve months ended December 31, 2013, primarily related to our net income of $16.6 million, adjusted for non-cash items such as $31.1 million of gain from the settlement of retention option, $0.6 million of amortization of debt discount and debt issuance costs, $3.1 million of amortization of intangible asset, $4.3 million of stock-based compensation expense, $0.3 million of other non –cash items, a net cash inflow of $9.8 million related to changes in operating liabilities partially offset by a net cash inflow of $4.8 million related to changes in operating assets. The primary use of cash in operating activities for the twelve months ended December 31, 2012 and 2011 was to fund our operations related to the development of RAVICTI in UCD and GPB in HE. Cash used in operating activities of $28.5 million for the twelve months ended December 31, 2012, primarily related to our net loss of $32.3 million, adjusted for non-cash items such as $1.3 million of amortization of debt discount, $0.8 million of re-measurement of warrants liability, $0.7 million re-measurement of call option liability and $1.0 million of stock-based compensation expense. For the twelve months ended December 31, 2012, cash used in operating activities included the $5.7 million incurred for the purchase of RAVICTI. Cash used in operating activities of $24.5 million for the twelve months ended December 31, 2011, primarily related to our net loss of $29.4 million, adjusted for $1.5 million of amortization of debt discount, $1.1 million of re measurement of warrants liability and $2.2 million of net cash inflow related to changes in operating assets and liabilities.

Net cash used in investing activities of $34.1 million for the twelve months ended December 31, 2013 includes $43.9 million for purchases of investments and $1.1 million for additions made to property and equipment partially offset by a net payment of $11.0 million received from Ucyclyd. For the year ended December 31, 2012, net cash provided by investing activities consisted of a decrease in restricted cash of $0.3 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million and property and equipment purchases of $45,000. Net cash used in investing activities amounted to approximately $12,000 for the years ended December 31, 2011 and consisted mainly of property and equipment purchases.

Net cash provided by financing activities amounted to $59.6 million, $71.4 million and $25.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Net cash provided by financing activities for year ended December 31, 2013, related primarily to the proceeds from our follow-on offering $64.5 million (net of underwriting discounts and commissions), proceeds from the issuance of the common stock from stock option exercises of $0.6 million partially offset by our payments of notes payable of $4.3 million and payments of offering costs of $ 1.1 million. Net cash provided by financing activities for year ended December 31, 2012, related primarily to the proceeds from our IPO of $51.3 million (net of underwriting discounts and commissions and offering costs), proceeds from the issuance of the February 2012 Notes in the amount of $7.5 million and net proceeds from the issuance of our April 2012 Notes and September 2012 Notes totaling $12.4 million. Net cash provided by financing activities for the twelve months ended December 31, 2011, consisted of net proceeds from the issuance of the April 2011 Notes and October 2011 Notes in the amount of $25.0 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal obligations on the loan and security agreement(1)	$8,965	$5,652	$3,313	$—	$—
Interest obligations on the loan and security agreement(1)	563	500	63	—	—
Operating leases(2)	4,567	518	1,617	1,666	766

Total(3)(4)	$14,095	$6,670	$4,993	$1,666	$766

(1)	In April 2012, we borrowed $10.0 million pursuant to a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B. The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In September 2012, we borrowed an additional $2.5 million from Silicon Valley Bank pursuant to the terms of the loan and security agreement discussed above. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

(2)	Operating lease obligations consist primarily of lease payments for our Brisbane facility and office equipment.

(3)	This table does not include (a) any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known, and (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

(4)	This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $6.3 million at December 31, 2013. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2013. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

Future Funding Requirements

We may need to obtain additional financing to fund the Phase III HE trial if the design is materially different from what we currently expect and for commercial launch of GPB in HE if we are approved in that indication. We will likely need to obtain additional financing for development of additional products or product candidates we may acquire. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize RAVICTI and BUPHENYL for the treatment of UCD;

•

the amount of sales and other revenues from RAVICTI and BUPHENYL and any other product candidates that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future acquisitions of product candidates or companies;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	changes to the design of our clinical trials; and

•	any new collaborative, licensing, acquisition and other commercial relationships that we may establish.

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

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay our clinical trials of GPB in HE, may not be able to expand our commercialization efforts in RAVICTI outside the U.S. and may not be able to acquire additional products or product candidates. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate movements.

Interest Rate Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations.

By policy, we place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Our cash and cash equivalents as of December 31, 2013, totaled $74.2 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our short-term and long-term investments totaled $43.8 million and consisted primarily of certificates of deposit, commercial paper, corporate notes and U.S. government agency securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

As of December 31, 2013, we had debt obligations outstanding relating to our outstanding obligations under a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B totaling $8.2 million in principal payments and a final payment equal to 6.5% of the principal loan amount totaling $0.8 million. Our obligations under the loan and security agreement carry an interest rate that is fixed and is not subject to fluctuations. However, to the extent in the future we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates, which could have a material impact on our future financial condition and results of operations.

We do not have any foreign currency or other derivative financial instruments.

Foreign Currency Exchange Rate Risk

We transact business in Canadian Dollars. Accordingly, we are subject to exposure from movements in foreign currency exchange rates of Canadian dollars from sales of our products and some operating expenses incurred in Canada.

At December 31, 2013, we had accounts receivable of $0.7 million denominated in foreign currencies which represented 16% of our total accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and

15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 7th day of March 2014.

Hyperion Therapeutics, Inc.

By:	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President

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

Signature	Title	Date

/s/ Donald J. Santel Donald J. Santel	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2014

/s/ Jeffrey S. Farrow Jeffrey S. Farrow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014

/s/ James I. Healy James I. Healy, M.D., Ph.D.	Chairman of the Board	March 7, 2014

/s/ David W. Gryska David W. Gryska	Director	March 7, 2014

/s/ Bo Jesper Hansen Bo Jesper Hansen, M.D., Ph.D.	Director	March 7, 2014

Signature	Title	Date

/s/ Jake R. Nunn Jake R. Nunn	Director	March 7, 2014

/s/ Bijan Salehizadeh Bijan Salehizadeh, M.D.	Director	March 7, 2014

/s/ Daniel G. Welch Daniel G. Welch	Director	March 7, 2014

/s/ Lota S. Zoth Lota S. Zoth	Director	March 7, 2014

Hyperion Therapeutics, Inc.

Years Ended December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hyperion Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hyperion Therapeutics, Inc. and its subsidiary (the “Company”) at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 7, 2014

Hyperion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$74,232	$49,853
Short-term investments	28,045	—
Accounts receivable, net	4,419	—
Inventories	3,513	—
Prepaid expenses and other current assets	1,403	1,155

Total current assets	111,612	51,008

Long-term investments	15,780	—
Property and equipment, net	936	49
Intangible asset, net	13,442	—
Other non-current assets	749	147

Total assets	$142,519	$51,204

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,292	$2,177
Accrued liabilities	12,187	2,540
Notes payable, current portion	5,652	4,348

Total current liabilities	20,131	9,065
Notes payable, net of current portion	2,621	7,750
Deferred rent	81	—

Total liabilities	22,833	16,815

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized at December 31, 2013 and 2012; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at December 31, 2013 and 2012; 20,137,145 and 16,646,269 shares issued and outstanding at December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	242,109	173,384
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(122,370)	(138,997)

Total stockholders’ equity	119,686	34,389

Total liabilities and stockholders’ equity	$142,519	$51,204

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net product revenue	$42,204	$—	$—

Costs and expenses:
Cost of sales	6,740	—	—
Research and development	9,984	17,046	17,236
Selling, general and administrative	35,839	11,487	8,923
Amortization of intangible asset	3,058	—	—

Total costs and expenses	55,621	28,533	26,159

Loss from operations	(13,417)	(28,533)	(26,159)
Interest income	27	12	28
Interest expense	(1,539)	(3,703)	(2,554)
Gain from settlement of retention option (Note 4)	31,079	—	—
Other income (expense), net	526	(39)	(731)

Income (loss) before income taxes	16,676	(32,263)	(29,416)
Income tax expense	49	—	—

Net income (loss)	16,627	(32,263)	(29,416)

Net income (loss) per share:
Basic	$0.86	$(4.45)	$(62.68)

Diluted	$0.80	$(4.45)	$(62.68)

Weighted average number of shares used to compute net income (loss) per share of common stock:
Basic	19,415,822	7,256,537	469,319

Diluted	20,730,913	7,256,537	469,319

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$16,627	$(32,263)	$(29,416)
Other comprehensive loss:
Unrealized loss on investments arising during the year	(55)	—	—

Other comprehensive loss	(55)	—	—

Comprehensive income (loss)	$16,572	$(32,263)	$(29,416)

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2010	6,575,637	$58,326	469,319	$—	$23,142	$—	$(77,318)	$(54,176)
Stock-based compensation expense	—	—	—	—	345	—	—	345
Gain on extinguishment of debt	—	—	—	—	1,143	—	—	1,143
Net loss	—	—	—	—	—	—	(29,416)	(29,416)

Balances as of December 31, 2011	6,575,637	58,326	469,319	—	24,630	—	(106,734)	(82,104)
Conversion of Series C-1 and C-2 convertible preferred stock to common stock	(6,575,637)	(58,326)	6,575,637	1	58,325	—	—	58,326
Conversion of convertible notes payable and accrued interest to common stock	—	—	3,444,870	—	33,322	—	—	33,322
Issuance of common stock upon automatic net exercise of warrants	—	—	340,361	—	3,901	—	—	3,901
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions of $4,025 and offering costs of $2,163	—	—	5,750,000	1	51,311	—	—	51,312
Issuance of common stock warrants in connection with notes payable	—	—	—	—	755	—	—	755
Issuance of common stock upon exercise of stock options	—	—	66,082	—	147	—	—	147
Stock-based compensation expense	—	—	—	—	993	—	—	993
Net loss	—	—	—	—	—	—	(32,263)	(32,263)

Balances as of December 31, 2012	—	—	16,646,269	2	173,384	—	(138,997)	34,389
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions of $4,116 and offering costs of $776	—	—	3,306,250	—	63,712	—	—	63,712
Exercise of common stock warrants in connection with notes payable	—	—	67,503	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	117,123	—	637	—	—	637
Stock-based compensation expense	—	—	—	—	4,376	—	—	4,376
Other comprehensive loss	—	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	—	—	16,627	16,627

Balances as of December 31, 2013	—	$—	20,137,145	$2	$242,109	$(55)	$(122,370)	$119,686

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$16,627	$(32,263)	$(29,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	198	15	69
Amortization of debt discount and debt issuance costs	556	1,381	1,562
Re-measurement of warrants liability	—	780	1,072
Re-measurement of call option liability and preferred stock liability	—	(737)	(351)
Stock-based compensation expense	4,294	993	345
Amortization of intangible asset	3,058	—	—
Gain from settlement of retention option (Note 4)	(31,079)	—	—
Unrealized loss on foreign currency translation adjustments	14	—	—
Amortization of discount on available-for-sale investments	51	—	—
Changes in assets and liabilities
Accounts receivable	(4,433)	—	—
Inventories, net of acquisition	468	—	—
Prepaid expenses and other assets	(809)	(249)	(387)
Accounts payable	115	290	1,203
Accrued liabilities	9,647	1,259	1,372
Deferred rent	81	—	—

Net cash used in operating activities	(1,212)	(28,531)	(24,531)

Cash flows from investing activities
Acquisition of property and equipment	(1,085)	(45)	(8)
Purchase of available-for-sale investments	(43,931)	—	—
Option to purchase BUPHENYL and AMMONUL (Note 4)	—	(283)	—
Acquisition of rights to BUPHENYL, net of AMMONUL option (Note 4)	10,962	—	—
Change in restricted cash	—	330	(4)

Net cash provided by (used in) investing activities	(34,054)	2	(12)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	53,475	—
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	64,488	—	—
Proceeds from issuance of common stock from stock option exercises	637	147	—
Proceeds from issuance of convertible notes payable	—	7,504	24,982
Proceeds from issuance of notes payable, net of issuance costs	—	12,401	—
Payments of offering costs	(1,132)	(2,163)	—
Principal payments under notes payable	(4,348)	—	—

Net cash provided by financing activities	59,645	71,364	24,982

Net increase in cash and cash equivalents	24,379	42,835	439
Cash and cash equivalents, beginning of period	49,853	7,018	6,579

Cash and cash equivalents, end of period	$74,232	$49,853	$7,018

Supplemental cash flow information
Cash paid for interest	$966	$593	$—
Supplemental disclosure of noncash investing and financing activities
Warrants issued in connection with notes payable	—	1,302	1,502
Issuance of call option related to convertible notes payable	—	—	1,707
Gain on extinguishment of debt	—	—	1,143
Stock-based compensation capitalized into inventories	82	—	—
Option to purchase rights to BUPHENYL and AMMONUL (Note 4)	283	—	—
Issuance of common stock upon automatic net exercise of warrants	—	3,901	—
Conversion of convertible notes payable and accrued interest to common stock	—	33,322	—
Conversion of Series C-1 and C-2 preferred stock to common stock	—	58,326	—

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

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

The Company is a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases and hepatology. The Company has developed RAVICTI to treat the most prevalent urea cycle disorders (“UCD”) and is developing glycerol phenylbutyrate (“GPB”) for the potential treatment of hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product, RAVICTI, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. On May 31, 2013, the Company acquired BUPHENYL, an FDA-approved therapy for treatment of the most prevalent UCD, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). Subsequent to the acquisition on May 31, 2013, the Company started selling BUPHENYL Tablets and Powder within and outside the United States.

Hyperion Therapeutics Limited was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales and is wholly owned by the Company. Since its incorporation, there has been no activity in Hyperion Therapeutics Limited.

On July 31, 2012, the Company completed its initial public offering (“IPO”) and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share. In addition, the Company sold an additional 750,000 shares of common stock directly to its underwriters when they exercised their over-allotment option in full at the initial offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. Upon the closing of the IPO, the Company’s Series C-1 and Series C-2 preferred stock converted into 1,912,598 and 4,663,039 shares of common stock, respectively. In addition, the principal and accrued interest under the Company’s April 2011 Notes and October 2011 Notes amounting to $18.9 million and $15.6 million, respectively, converted into 1,888,054 and 1,556,816 shares of common stock. As of July 31, 2012, the carrying value of the April 2011 Notes including the impact of the amendment to the April 2011 Notes as discussed in and accrued interest under the April 2011 Notes was $18.4 million. As of July 31, 2012, the carrying value (net of discount) and accrued interest under the October 2011 Notes was $14.9 million. Additionally, the April 2011 common stock warrants and October 2011 preferred stock warrants were converted into 322,599 and 17,762 shares of common stock, respectively, immediately prior to the closing of the IPO.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

Since inception, the Company has incurred recurring annual net operating losses and negative cash flows from operations. During the year ended December 31, 2013, the Company incurred a loss from operations of $13.4 million and used $1.2 million of cash in operations. At December 31, 2013, the Company had an accumulated deficit of $122.4 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of GPB for the treatment of patients with episodic HE. In addition, the Company expects to incur increased sales and marketing expenses for RAVICTI and BUPHENYL in UCD. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

2.	Summary of Significant Accounting Policies

Basis of Presentation and the Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of assets and liabilities, intangible asset valuation, stock-based compensation expense, income taxes, revenue recognition and product sales allowances. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and Hyperion Therapeutics Limited. All intercompany balances and transactions, if any, have been eliminated for purposes of consolidation.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation. In particular, sales and marketing expenses have been combined with general and administrative expenses in the consolidated statements of operations. The result of this reclassification had no impact on the previously reported net loss, the consolidated balance sheets or the consolidated statements of cash flows.

Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the United States. For the year ended December 31, 2013, net product revenue in the United States and rest of the world (primarily Canada and Europe) was $37.0 million and $5.2 million, respectively. For the year ended December 31, 2013, net product revenue consisted of net sales from RAVICTI of $31.2 million and net sales from BUPHENYL of $11.5 million partially offset by $0.5 million of co-payment assistance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. All of the Company’s securities are classified as available-for-sale and reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are comprised of corporate notes, commercial paper, U.S. federal government agency securities and certificates of deposit.

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks, and doubtful accounts. Estimates for chargebacks and prompt-payment discounts are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. At December 31, 2013, the Company had no allowances for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method and consist of raw materials and finished goods. Costs capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs such as ancillary supplies. Subsequent to FDA approval of

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

RAVICTI on February 1, 2013, the Company began capitalizing RAVICTI inventories as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of RAVICTI have been recorded as research and development expense in the consolidated statements of operations. If information becomes available that suggest that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories.

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

On May 31, 2013, the Company acquired BUPHENYL from Ucyclyd (see Note 4). The Company recorded the acquired BUPHENYL inventories at fair value in the amount of $3.9 million on the acquisition date. The Company is expensing the difference between the fair value and book value of inventory as that inventory is sold.

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

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Intangible assets with finite lives are amortized over their estimated useful lives. The Company’s intangible asset pertains to BUPHENYL product rights (see Note 4). The intangible asset is amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible asset are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset.

Impairment of Long-lived Assets

The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value determined using projected discounted future net cash flows arising from the assets.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All property and equipment is depreciated on a straight-line basis over the following estimated useful lives:

Computer and office equipment	3 – 5 years
Software	3 years
Furniture and fixtures	3 years

Leasehold improvements are amortized over the lesser of their useful life or the term of the applicable lease. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

2012 Reverse Stock Split

The Company effected a 1-for-6.09 reverse stock split of its common stock and preferred stock on July 12, 2012. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively to reflect this reverse stock split.

Concentration of Credit Risk and Significant customers

The Company’s cash and cash equivalents and investments are maintained with financial institutions located in the United States. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not recognized any losses from credit risks during the periods presented and management does not believe that the Company is exposed to significant credit risk from its cash and cash equivalents or investments.

The Company is also subject to credit risk from its accounts receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to a specialty distributor in the United States and to international distributors, pharmacies and hospitals outside the United States. Customer creditworthiness is monitored and collateral is not required. In 2013 there were no credit losses on the Company’s accounts receivable. As at December 31, 2013, the specialty distributor in the United States accounted for 64% of the accounts receivable balance and one international distributor accounted for 17% of the accounts receivable balance.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, the option to purchase BUPHENYL and AMMONUL, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of long-term investments represent their estimated fair values. The Company’s debt obligations are carried at historical cost, which approximates fair value.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage preclinical and clinical trials on the Company’s behalf. The Company accrues expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies the estimates of accrued expenses accordingly. To date, the Company has had no significant adjustments to accrued preclinical and clinical trial expenses.

Warrants Liability

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on the consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statements of operations.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

•

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

Product Sales Allowances: The Company establishes reserves for prompt-payment discounts, government and commercial rebates, product returns and chargebacks. Allowances related to prompt-payment discounts are recorded at the time of revenue recognition, resulting in a reduction in product sales revenue and a decrease in trade accounts receivables. Accruals related to government rebates, product returns and other applicable allowances such as distributor fees are recognized at the time of revenue recognition, resulting in a reduction in product sales and an increase in accrued expenses or a reduction in the related accounts receivable.

•

Prompt-payment discounts: The specialty distributor and specialty pharmacies are offered prompt-payment discounts. The Company expects the specialty distributor and specialty pharmacies will earn prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the consolidated balance sheet.

•

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on historical data and data received from the specialty distributor, two specialty pharmacies and our dedicated call center. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the consolidated balance sheet.

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

•

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage gap are recorded in accrued liabilities on the consolidated balance sheet.

•

Distribution Service Fees: The Company has a written contract with the specialty distributor that includes terms for distribution-related fees. Distributor fees are calculated at percentage of gross sales based upon agreed contracted rate. The Company accrues distributor fees at the time of the revenue recognition, resulting in reduction of product sales revenue and the recording of accrued liabilities on the consolidated balance sheets. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale.

•

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right to return. The Company accepts returns of products from patients resulting from breakage as defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded as accrued liabilities on the consolidated balance sheet.

Co-payment assistance: The Company provides a cash donation to a non-profit third party organization which supports UCD patients, who have commercial insurance and meet certain financial eligibility requirements, with co-payment assistance and travel costs. The amount of co-payment assistance is accounted for by the Company as a reduction of revenues.

Cost of sales

Cost of sales includes third-party manufacturing cost of products sold, royalty fees, and other indirect costs related to personnel compensation, shipping and supplies. Costs incurred prior to FDA approval of RAVICTI have been recorded as research and development expense in the Company’s consolidated statement of operations. Cost of BUPHENYL sales as a percentage of revenue was higher and not indicative of cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which is expensed to cost of sales as that inventory is sold. (See Note 4)

Foreign Currency Translations

The Company has cash and accounts receivable denominated in foreign currency are translated at the rate of exchange in effect on the balance sheet date. Revenue and expenses denominated in foreign currency are translated at the weighted average rate of exchange prevailing during the period. Any gains and losses resulting from foreign currency translations are included in other income (expense)-net in the consolidated statements of operations.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.

Net Income (Loss) per Share of Common Stock

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method, unless the effect is antidilutive.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

On May 17, 2013 Ucyclyd exercised its time-limited right to elect to retain all rights to AMMONUL. On May 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of BUPHENYL. Accordingly, BUPHENYL results are included in Hyperion’s consolidated financial statements from the date of the acquisition. For the period from June 1, 2013 to December 31, 2013, BUPHENYL net revenue was $11.5 million.

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

The fair value of purchase consideration was estimated based upon the fair value of assets acquired. The estimated fair value attributed to the BUPHENYL product rights was determined on a discounted forecast of the estimated net future cash flows to be generated from the product rights and has an expected useful life of 10 years. The following table summarizes the allocation of purchase price to the fair values of the assets acquired as of the acquisition date:

(in thousands)
Inventories	$3,900
Intangible Asset — BUPHENYL Product rights	16,500

Total	$20,400

Gain from Settlement of Retention Option

In connection with the allocation between the BUPHENYL acquisition described above and Ucyclyd’s exercise of its retention option, the Company recorded a gain of $31.1 million. The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $11.0 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. The following table summarizes the results of the Company’s allocation:

(in thousands)
Ucyclyd’s retention option amount	$32,000
Amount due to Ucyclyd for BUPHENYL product rights	(19,000)
Amount due to Ucyclyd for inventory	(2,038)

Net payment received from Ucyclyd	10,962
Option to purchase the rights to BUPHENYL and AMMONUL	(283)
Fair value of BUPHENYL	20,400

Gain from settlement of retention option	$31,079

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2013	2012
	( in thousands)
Net revenues	$52,900	$21,501
Net income (loss)	24,266	(28,976)

Acquisition-related Costs

Acquisition-related expenses consist of transaction costs which represent external costs directly related to the acquisition of BUPHENYL and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition. Acquisition-related expenses for the year ended December 31, 2013 were $0.6 million.

5.	Investments

All investments were classified as available-for-sale at December 31, 2013. The principal amounts of investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date for the Years Ending December 31,		Total Book Value at December 31, 2013	Unrealized Loss	Aggregate Fair Value at December 31, 2013
	2014	2015
Certificates of deposit	$10,525	$2,845	$13,370	$(27)	$13,343
Corporate notes	6,047	12,960	19,007	(24)	18,983
U.S. Government agency securities	8,011	—	8,011	(3)	8,008
Commercial paper	3,492	—	3,492	(1)	3,491

Total	$28,075	$15,805	$43,880	$(55)	$43,825

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company did not hold any investments at December 31, 2012.

The Company evaluated its investments and determined that there were no other-than-temporary impairments as of December 31, 2013.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of December 31, 2013 was as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$10,507	$(18)	$2,836	$(9)	$13,343	$(27)
Corporate notes	6,039	(8)	12,944	(16)	18,983	(24)
U.S. Government agency securities	8,008	(3)	—	—	8,008	(3)
Commercial paper	3,491	(1)	—	—	3,491	(1)

Total	$28,045	$(30)	$15,780	$(25)	$43,825	$(55)

6.	Fair Value Measurements

The Company follows ASC 820-10, “ Fair Value Measurements and Disclosures ,” which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,506	$—	$—	$38,506
Certificates of deposit	—	480	—	480

Total cash equivalents	$38,506	$480	$—	$38,986

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$10,507	$—	$10,507
Commercial paper	—	3,491	—	3,491
Corporate notes	—	6,039	—	6,039
U.S. Government agency securities	—	8,008	—	8,008

Total short-term investments	—	28,045	—	28,045

Long-term:
Certificates of deposit	—	2,836	—	2,836
Corporate notes	—	12,944	—	12,944

Total long-term investments	—	15,780	—	15,780

Total available-for-sale securities	$—	$43,825	$—	$43,825

	December 31, 2012
	Quoted prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$45,003	$—	$—

	$45,003	$—	$—

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of December 31, 2013 (in thousands):

	December 31, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$8,273	$8,860

Valuation Techniques

The Company classifies money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate notes, U.S. government agency securities and certificates of deposit. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

Items classified as Level 3 within the valuation hierarchy consist of April and September 2012 Notes. The fair value of these notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company.

7.	Inventories

The following table represents the components of inventories (in thousands):

	December 31, 2013	December 31, 2012
Raw Materials	$697	$—
Finished goods	2,816	—

Total	$3,513	$—

As discussed in Note 4, on May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. As part of the acquisition, the Company purchased inventories from Ucyclyd and the Company recorded these inventories at fair value in the amount of $3.9 million on the Acquisition Date. As of December 31, 2013, the Company has $0.4 million of inventory from the acquisition of BUPHENYL.

8.	Intangible Asset

As discussed in Notes 3 and 4, the Company acquired BUPHENYL and as part of this transaction, the Company recognized a $16.5 million intangible asset relating to BUPHENYL product rights. The estimated fair value attributed to the BUPHENYL product rights was determined on a discounted forecast of the estimated net future cash flows to be generated from the product rights. The intangible asset is amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible asset are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset. The Company estimated the useful life of the BUPHENYL product rights to be 10 years.

Intangible asset amortization expense was $3.1 million for the year ended December 31, 2013.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2014	2015	2016	2017	2018
Amortization expense	$4,053	$3,294	$1,157	$1,048	$1,012

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

9.	Property and Equipment

The following table represents the components of property and equipment (in thousands):

	December 31, 2013	December 31, 2012
Computers and Software	$563	$95
Furniture and Fixtures	320	—
Office Equipment	53	21
Leasehold Improvements	—	247
Capital work in progress	264	—

	1,200	363
Less: Accumulated depreciation	(264)	(314)

Total property and equipment, net	$936	$49

Capital work in progress includes implementation cost related to certain modules within the Company’s Enterprise Resource Planning system. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $15,000 and $0.1 million, respectively.

10.	Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	December 31,
	2013	2012
Preclinical and clinical trial expenses	$246	$583
Payroll and related expenses	4,278	1,457
Gross to net sales accruals	5,235	—
Royalty payable	1,154	—
State taxes payable	326	—
Interest payable	61	93
Other	887	407

	$12,187	$2,540

11.	Notes Payable

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2013 and 2012, the Company recorded amortization for debt discount of $0.5 million and $0.4 million, respectively, related to the April 2012 Notes and September 2012 Note.

Future minimum payments under the April 2012 and September 2012 Notes as of December 31, 2013 are as follows (in thousands):

Years Ending December 31,
2014	$6,152
2015	3,376

Total future minimum payments	$9,528
Less: amount representing unamortized interest	(563)
Less: amount representing debt discount	(692)

Total minimum payments	$8,273
Less: current portion	(5,652)

Non-current portion	$2,621

12.	Warrants

October 2007 Common Stock Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants were exercisable at $1,913.05 per share and expire in October 2017 (the “October 2007 common stock warrants”). The October 2007 common stock warrants were outstanding as of December 31, 2013.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

April 2011 Common Stock Warrants

In connection with the April 2011 convertible notes financing, the Company issued warrants to purchase shares of the Company’s common stock in an initial closing in April 2011 and in subsequent closings in May 2011 (collectively, the “April 2011 common stock warrants”) both at an exercise price of $4.08 per share and subject to adjustments upon the occurrence of certain events, including but not limited to a capital reorganization, reclassification or subdivision of common shares. The number of shares of common stock are calculated based on 30% of the principal amount of the April 2011 Notes divided by either (i) in the event that the holder’s notes have been converted into shares of new preferred stock, the price per share paid by a new investor in a qualified financing, (ii) in the event that the holder’s April 2011 Notes have been converted into shares of Series C-2 preferred stock, the Series C-2 original issue price of $9.62, (iii) in the event that the holder’s April 2011 Notes have been converted into equity securities in a non-qualified financing, the price paid per share by an investor in a non-qualified financing, or (iv) a price of $9.62 in the event of an initial public offering. The April 2011 common stock warrants are exercisable until April 2021.

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

April 2012 Common Stock Warrants

In connection with the Loan Agreement entered into in April 2012, the Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock. The warrants are exercisable at $4.08 per share and expire in April 2022 (the “April 2012 common stock warrants”). The April 2012 common stock warrants have been fully exercised.

September 2012 Common Stock Warrants

In connection with the September 2012 Note, the Company issued warrants to the Lender to purchase a total of 8,408 shares of common stock. The warrants are exercisable at $5.05 per share and expire in September 2022 (the “September 2012 common stock warrants”). The September 2012 common stock warrants have been fully exercised.

Hyperion Therapeutics, Inc.

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

As of December 31, 2012, the April 2011 common stock warrants and October 2011 preferred stock warrants were no longer outstanding as they had automatically net exercised into shares of common stock upon the closing of the Company’s IPO on July 31, 2012. As a result, the fair value of the April 2011 common stock warrants and October 2011 preferred stock warrants as of July 31, 2012, estimated to be $3.9 million using the

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Black-Scholes option-pricing model, was reclassified to additional paid-in capital. The Company recorded $0.8 million to other income (expense), net, arising from final measurement of 2011 common and preferred stock warrants at the closing date of IPO.

The following table summarizes the outstanding warrants and the corresponding exercise price as of December 31, 2013 and 2012:

	Number of Shares Outstanding December 31,		Per Share Exercise Price
	2013	2012
October 2007 common stock warrants	274	274	$1,913.05
April 2012 common stock warrants	—	75,974	4.08
September 2012 common stock warrants	—	8,408	5.05

Total	274	84,656

13.	Commitments and Contingencies

Operating Leases

On October 14, 2013, the Company entered into a lease agreement with 2000 Sierra Point Parkway LLC (“Landlord”) under which the Company will lease approximately 20,116 rentable square feet of office space in Brisbane, California. The initial term of the lease is six years and the lease commencement date is November 19, 2013. On December 12, 2013, the Company entered into the First Amendment to the Lease (“First Amendment”) under which the Company will lease approximately 352 rentable square feet of storage space. In addition to operating expenses and certain other additional expenses set forth in the Leases, the Company will pay total base rent of approximately $4.5 million during the initial term of the Leases.

The Company recognizes rent expense on a straight-line basis over the lease period with monthly base rent of approximately $0.1 million. In addition, the Company also leases certain office equipment under an operating lease, which expires in December 2016.

Aggregate total future minimum lease payments under operating facility and equipment leases as of December 31, 2013 were as follows (in thousands):

Years Ending December 31,
2014	$518
2015	797
2016	820
2017	821
2018	845
Thereafter	766

Total	$4,567

Rent expense including maintenance fees was $0.4 million for the year ended December 31, 2013, $0.3 million for the year ended December 31, 2012 and $0.4 million for the year ended December 31, 2011.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

14.	Preferred Stock

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

As of December 31, 2013 and 2012, there was no preferred stock outstanding.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

On July 31, 2012, upon closing of the IPO, the Company’s outstanding Series C-2 preferred stock converted into shares of common stock.

15.	Common Stock

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

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2013, there were no sales of any securities registered pursuant to the shelf registration statement.

At December 31, 2013, the Company had reserved common stock for future issuances as follows:

Issuance of options under 2012 stock plan	576,760
Issuance upon exercise of options under the 2006 and 2012 stock plan	2,790,629
Issuance upon vesting of restricted stock awards under the 2012 stock plan	18,000
Issuance upon exercise of common stock warrants	274

Total	3,385,663

16.	Stock Option Plan

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Activity under the 2006 Plan is as follows:

		Outstanding Options
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2012	—	1,661,522	3.73
Options exercised	—	(100,280)	4.62
Options cancelled	23,046	(23,046)	5.68
Options re-allocated to 2012 Plan	(23,046)	—	—

Balances at December 31, 2013	—	1,538,196	$3.64

The aggregate intrinsic value of options exercised for the year ended December 31, 2013 was $1.7 million. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2013 for the 2006 plan are as follows (dollars in thousands except per share values):

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$ 1.28	821,322	$15,556	5.9	820,056	$15,532	$1.28
$ 4.08	305,873	4,937	7.3	209,603	3,383	$4.08
$ 7.31	410,061	5,294	8.3	228,207	2,946	$7.31
$ 327.95	940	—	4.0	940	—	$327.95

	1,538,196	$25,787	6.8	1,258,806	$21,861

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2013 of $20.22 per share.

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2012 are as follows (dollars in thousands except per share values):

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$1.28	836,292	$8,363	6.9	814,675	$8,147	$1.28
$4.08	373,037	2,686	8.3	153,564	1,106	$4.08
$7.31	451,253	1,791	9.3	75,201	299	7.31
$327.95	940	—	5.0	940	—	$327.95

	1,661,522	$12,840	7.9	1,044,380	$9,552

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2012 of $11.28 per share.

For the year ended December 31, 2013, options vested and expected to vest for the 2006 plan aggregated to 1,528,777 options with an intrinsic value of $25.7 million, weighted average exercise price of $3.63 per share and the weighted average remaining life of 6.8 years.

For the year ended December 31, 2012, for the 2006 plan, options vested and expected to vest is the same as options vested.

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

As of December 31, 2013 and 2012, the Company had reserved 576,760 shares and 907,908 shares of common stock, respectively, for issuance under the 2012 Plan.

Activity under the 2012 Plan is as follows:

		Outstanding Options		Restricted Stock Units Outstanding
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share	Number of Shares Underlying Outstanding RSU’s	Grant Date Fair Value
Balances at December 31, 2012	907,908	267,232	10.60	—	—
Additional shares authorized	665,850	—	—	—	—
Options and awards granted	(1,088,315)	1,067,315	22.90	21,000	19.39
Options exercised	—	(16,843)	10.33	—	—
Options re-allocated to 2012 Plan	23,046	—	—	—	—
Options and awards cancelled	68,271	(65,271)	17.01	(3,000)	—

Balance at December 31, 2013	576,760	1,252,433	$20.75	18,000	$19.39

The aggregate intrinsic value of options exercised for the year ended December 31, 2013 was $0.2 million.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2013 for the 2012 plan are as follows (dollars in thousands except per share values):

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$10.32- 11.28	225,768	$2,183	8.8	86,531	$837	$10.32 - 11.28
$18.24- 19.39	188,000	257	9.1	—	—	18.24 - 19.39
$20.07- 21.45	121,625	4	9.5	—	—	20.07 - 21.45
$22.00- 22.06	86,200	—	9.5	—	—	22.00 - 22.06
$24.38- 24.94	536,140	—	9.3	—	—	24.38 - 24.94
$25.05- 26.50	94,700	—	9.5	—	—	25.05 - 26.50

	1,252,433	$2,444	9.2	86,531	$837

The intrinsic values of options vested and exercisable options as of December 31, 2013 were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2013 of $20.22 per share.

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2012 for the 2012 plan are as follows (dollars in thousands except per share values):

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$10.32	20,000	$19	9.7	1,666	$2.0	$10.32
$10.33	117,732	112	9.6	—	—	—
$10.61	69,500	47	10.0	—	—	—
$10.95	15,000	5	9.8	625	0.2	$10.95
$11.28	45,000	—	10.0	—	—	—

	267,232	$183	9.8	2,291	$2.2

The intrinsic values of options vested and exercisable options as of December 31, 2012 were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2012 of $11.28 per share.

For the year ended December 31, 2013, options vested and expected to vest for the 2012 plan aggregated to 1,209,345 options with an aggregate intrinsic value of $2.4 million, weighted average exercise price of $20.72 per share and the weighted average remaining life of 8.7 years.

For the year ended December 31, 2012, for the 2012 plan, options vested and expected to vest is the same as options vested.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation

During the years ended December 31, 2013, 2012 and 2011 , the Company granted stock options to employees to purchase 1,067,315, 720,580 and 407,946 shares of common stock, respectively, with a weighted-average grant date fair value of $22.90, $6.76 and $2.37 per share, respectively. During the year ended December 31, 2013, the Company granted 21,000 restricted stock units to employees. The Company did not grant any restricted stock units for the years ended December 31, 2012 and December 31, 2011. Stock-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718 of $4.3 million, $0.9 million and $0.3 million, respectively. As of December 31, 2013, there was a total unrecognized compensation cost of $12.7 million related to unvested stock-based awards granted. These amounts are expected to be recognized over a period of approximately 2.68 years.

The Company determines the fair value of restricted stock units using the closing price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and restricted stock units are being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	58%	65%	62%
Risk-free interest rate	1.14%	1.05%	2.48%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.96	6.00	6.01

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

Expected Volatility — The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers and the Company’s own historical volatility since the Company began trading subsequent to its IPO in July 2012.

Risk-Free Interest Rate — The risk free rate assumption is based on U.S. Treasury instruments for which the terms were consistent with the expected term of the Company’s stock options.

Expected Dividend — The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$27	$—	$—
Research and development	585	374	137
Selling general and administrative	3,709	619	208

Total	$4,321	$993	$345

For the year ended December 31, 2013, stock-based compensation of $82,000 was capitalized into inventories. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized.

17.	Income Taxes

For the year ended December 31, 2013, the Company generated a pretax income of $16.7 million in the U.S. For the years ended December 31, 2012 and 2011, the Company generated a pretax loss of $32.3 million and $29.4 million, respectively in the U.S. Since inception, the Company has not generated any pretax income or loss outside the U.S.

The components of the income tax expense are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Current income tax expense:
State	$326	$—	$—

	326	—	—

Deferred income tax benefit:
State	(277)	—	—

	(277)	—	—

Total income tax expense	$49	$—	$—

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The reconciliation of income tax expense computed at the statutory federal income tax rate of 35% to amounts included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	34.0%	34.0%
State tax	5.5%	5.4%	5.4%
Tax credits	(5.0)%	0.7%	24.8%
Stock options	0.2%	(0.7)%	(0.3)%
Valuation allowance	(29.6)%	(37.1)%	(60.1)%
Change in federal tax rate	(6.0)%	—	—
Other	0.2%	(2.3)%	(3.8)%

	0.3%	0.0%	0.0%

The federal statutory rate increased from 34% to 35% in 2013 as this is the rate expected to be in place when deferred taxes reverse.

Deferred income tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred income tax assets
Fixed assets, capitalized intangibles and other assets	$5,294	$5,335
Net operating loss	31,842	39,616
Tax credits	18,480	16,907
Stock-based compensation expense	1,133	178
Other	1,527	869

Total	58,276	62,905
Valuation allowance	(58,000)	(62,905)

Net deferred income tax assets	$276	$—

At December 31, 2013, current deferred income tax asset of $0.1 million is included in “Prepaid expenses and other current assets” and the non-current deferred income tax asset of $0.2 million is included in “Other non-current assets” in the consolidated balance sheets.

The amounts recorded as deferred income tax assets as of December 31, 2013 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. For the year ended December 31, 2012, the federal and California deferred income tax assets have been fully offset by a valuation allowance. For the year ended December 31, 2013, the valuation allowance on deferred income tax asset reduced by $4.9 million. In addition, the amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1.3 million. For the year ended

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011, the increase in the valuation allowance on the deferred income tax assets was $12.0 and $17.7 million, respectively.

At December 31, 2013, the Company had net operating loss carryforwards of approximately $72.5 million and $112.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The net operating loss carryforwards will begin to expire in 2026 for federal and 2016 for state purposes. If the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, it may be subject to annual limits on its ability to utilize net operating loss carryforwards and credits. An ownership change is, as a general matter, triggered by sales or acquisitions of its stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. The Company is not currently subject to any annual limits on its ability to utilize net operating loss carryforwards and credits. The Company also had federal and state research and development credit carryforwards of approximately $18.0 million and $0.8 million respectively, at December 31, 2013. The federal credits will expire starting in 2027, if not utilized. The California credits have no expiration date.

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. Included in the $18.0 million of federal credit carryforwards is $17.4 million of Orphan Drug Credit claims for 2009 through 2013.

A reconciliation of the beginning and ending balances of the unrecognized income tax benefits during the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at the beginning of the year	$5,723	$5,357	$625
Changes based on prior period tax positions	—	(228)	2,839
Changes based on current period tax positions	546	594	1,893

Balance at the end of the year	$6,269	$5,723	$5,357

The entire amount of the unrecognized income tax benefits would not impact the Company’s effective tax rate if recognized.

There was no interest or penalties accrued through December 31, 2013. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the U.S. and California. The Company is not currently under income tax examinations by any tax authorities in federal, state or other jurisdictions.

18.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code (“Plan”) covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. For the year ended December 31, 2013, the Company made a contribution of $0.2 million to the Plan. For the year ended December 31, 2012, the Company did not make any contributions to the Plan.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

19.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$16,627	$(32,263)	$(29,416)

Denominator:
Weighted-average number of common shares outstanding — basic	19,415,822	7,256,537	469,319
Dilutive effect of stock-options and awards	1,315,091	—	—

Weighted average common shares outstanding — dilutive	20,730,913	7,256,537	469,319

Net income (loss) per share:
Basic	$0.86	$(4.45)	$(62.68)

Diluted	$0.80	$(4.45)	$(62.68)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share, as the effect of including them would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	—	6,575,637
Stock options	1,027,605	1,928,754	1,279,240
Common and preferred stock warrants	274	84,656	331,776

Total	1,027,879	2,013,410	8,186,653

20.	Related Party Transaction

As part of the Company’s acquisition of BUPHENYL (see Note 4), the Company assumed the existing BUPHENYL distributors agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013, SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During 2013, the Company recognized $2.2 million from sales to SOBI. As of December 31, 2013, the accounts receivable from SOBI amounted to $0.7 million.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

21.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial information for the years ended December 31, 2013 and 2012. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	For The Quarters Ended
(in thousands, except share and per share amounts)	December 31,	September 30,	June 30,	March 31,
Year Ended December 31, 2013
Product revenue, net	$18,627	$15,489	$7,305	$783
Costs and expenses	$17,747	$15,037	$12,986	$9,851
Net income (loss) attributable to common stockholders	$468	$112	$25,022	$(8,975)
Net income (loss) per share attributable to common stockholders — basic	$0.02	$0.01	$1.25	$(0.52)
Net income (loss) per share attributable to common stockholders — diluted	$0.02	$0.01	$1.17	$(0.52)

	December 31,	September 30,	June 30,	March 31,
Year Ended December 31, 2012
Costs and expenses	$7,795	$4,758	$4,755	$11,225
Net loss attributable to common stockholders	$(8,285)	$(4,930)	$(7,162)	$(11,886)
Net loss per share attributable to common stockholders — basic and diluted	$(0.50)	$(0.44)	$(15.26)	$(25.33)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Company and Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, dated March 22, 2012 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on July 31, 2012).

3.2	Amended and Restated bylaws (incorporated by reference to Exhibit 3.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 5, 2012)

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 13, 2012).

4.3	Warrant to Purchase Common Stock, issued to Keelin Reeds, dated December 14, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

4.4	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated by reference to Exhibit 4.8 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

4.5	Form of Warrant to Purchase Stock issued pursuant to the SVB Loan and Security Agreement (incorporated by reference to Exhibit 4.9 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.1	Second Amended and Restated Investor Rights Agreement by and among the Company and the investors named therein, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.2	Form of Indemnification Agreement by and among the Company and each of its directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.3 +	Employment Agreement by and among the Company and Donald J. Santel, dated April 9, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012)..

10.4 +	Offer Letter Agreement by and among the Company and Jeffrey Farrow, dated November 12, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.5 +	Offer Letter Agreement by and among the Company and Bruce F. Scharschmidt, M.D., dated March 14, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

Exhibit No.	Description

10.6 +	Offer Letter Agreement by and among the Company and Klara A. Dickinson, dated September 7, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.7 +	Offer Letter Agreement by and among the Company and Christine A. Nash, dated September 7, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.8 +*	Offer Letter Agreement by and among the Company and Ashley C. Gould dated May 23, 2013

10.9 +*	Offer Letter Agreement by and among the Company and Natalie C. Holles dated May 31, 2013

10.10 +	Form of Executive Change of Control and Severance Agreement by and among the Company and certain officers (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.11 +	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.12 +	2006 Equity Incentive Plan Amendment, dated April 15, 2011 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.13 +	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.14 +	2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on September 9, 2012).

10.15 +	Form of Incentive Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.16 +	Form of Non-Qualified Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.17*+	Form of Restricted Stock Unit Agreement under the 2012 Omnibus Incentive Plan.

10.18	Office Lease dated October 14, 2013 by and between Company and Sierra Point Parkway LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 16, 2013).

10.19*	First Amendment to Office Lease by and between the Company and Sierra Point Parkway, LLC, dated December 12, 2013.

10.20 †	Amended and Restated Collaboration Agreement by and among the Company and Ucyclyd, dated March 22, 2012, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.21 †	License Agreement by and among Saul Brusilow, M.D. (“Brusilow”), Brusilow Enterprises, Inc. (“Brusilow Enterprises”) and Medicis Pharmaceutical Corporation (“Medicis”) dated April 16, 1999 (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.22 †	Settlement Agreement and First Amendment to License Agreement by and among Brusilow, Brusilow Enterprises, Medicis and Ucyclyd, dated August 21, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

Exhibit No.	Description

10.23 †	Agreement by and between Dr. Marshall L. Summar and Medicis, dated April 1, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.24	The SVB Loan and Security Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.25 †	Distribution Services Agreement by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on February 20, 2013.

10.26	First Amendment to Distribution Services Agreement, by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on November 12, 2014).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page to this report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan.

†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.