Form 10-Q
period 2014-03-31
HYPERION THERAPEUTICS INC
filed 2014-05-07
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, the number of outstanding shares of the registrant’s common stock was 20,264,243

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc. TM , RAVICTI ®, BUPHENYL ® and AMMONAPS ® are our trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	future sales of RAVICTI, BUPHENYL and AMMONAPS or any other future products or product candidates;

•	our expectations regarding the commercial supply of our urea cycle disorders (“UCD”) products;

•	our expectations regarding the level of competitive protection afforded by our intellectual property portfolio and orphan drug designation;

•	the cost, timing or estimated completion of our post-marketing clinical studies;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD patient market size and market adoption of RAVICTI by physicians and patients;

•	the hepatic encephalopathy (“HE”) patient market size and FDA approval and market adoption of glycerol phenylbutyrate (“GPB”) by physicians and patients;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of GPB for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic relationships;

•	impact of accounting standards;

•	repayment of notes payable

•	our estimates of attaining sustained profitability; and

•	our expectations regarding the timing of the closing and the benefits relating to the pending acquisition of Andromeda Biotech

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$79,783	$74,232
Short-term investments	40,861	28,045
Accounts receivable, net	2,354	4,419
Inventories	2,825	3,513
Prepaid expenses and other current assets	1,101	1,403

Total current assets	126,924	111,612
Long-term investments	3,865	15,780
Property and equipment, net	862	936
Intangible asset, net	12,428	13,442
Other non-current assets	741	749

Total assets	$144,820	$142,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,039	$2,292
Accrued liabilities	10,995	12,187
Deferred revenue	195	—
Notes payable, current portion	5,779	5,652

Total current liabilities	20,008	20,131
Notes payable, net of current portion	1,258	2,621
Deferred rent	261	81

Total liabilities	21,527	22,833

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized at March 31, 2014 and December 31, 2013; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 20,259,011 and 20,137,145 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	244,412	242,109
Accumulated other comprehensive loss	(10)	(55)
Accumulated deficit	(121,111)	(122,370)

Total stockholders’ equity	123,293	119,686

Total liabilities and stockholders’ equity	$144,820	$142,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net product revenue	$19,483	$783
Costs and expenses:
Cost of sales	2,382	68
Research and development	3,217	1,849
Selling, general and administrative	11,171	7,934
Amortization of intangible asset	1,014	—

Total costs and expenses	17,784	9,851

Income (loss) from operations	1,699	(9,068)
Interest income	138	1
Interest expense	(300)	(408)
Other income (expense), net	(190)	500

Income (loss) before income taxes	1,347	(8,975)
Income tax expense	88	—

Net income (loss)	1,259	(8,975)

Net income (loss) per share:
Basic	$0.06	$(0.52)

Diluted	$0.06	$(0.52)

Weighted average number of shares used to compute net income (loss) per share of common stock:
Basic	20,191,190	17,366,848

Diluted	21,518,526	17,366,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$1,259	$(8,975)
Other comprehensive income:
Unrealized gain on investments arising during the period	45	—

Other comprehensive income	45	—

Comprehensive income (loss)	$1,304	$(8,975)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$1,259	$(8,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	103	19
Amortization of debt discount and debt issuance cost	139	137
Stock-based compensation expense	1,366	505
Amortization of intangible asset	1,014	—
Amortization of discount on available-for-sale investments	104	—
Excess tax benefit from stock-based compensation	(44)	—
Changes in assets and liabilities
Accounts receivable	2,065	(819)
Inventories	696	(464)
Prepaid expenses and other current assets	302	75
Accounts payable	747	(834)
Deferred revenue	195	—
Accrued liabilities	(1,150)	(396)
Deferred rent	180	—

Net cash provided by (used in) operating activities	6,976	(10,752)

Cash flows from investing activities
Acquisition of property and equipment	(29)	(315)
Purchase of available-for-sale investments	(1,440)	—
Maturity of available-for-sale investments	480	—

Net cash used in investing activities	(989)	(315)

Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	—	64,488
Proceeds from issuance of common stock from stock option exercises	887	91
Excess tax benefit from stock-based compensation	44	—
Payments of offering costs	—	(23)
Principal payments under notes payable	(1,367)	(676)

Net cash provided by (used in) financing activities	(436)	63,880

Net increase in cash and cash equivalents	5,551	52,813
Cash and cash equivalents, beginning of period	74,232	49,853

Cash and cash equivalents, end of period	$79,783	$102,666

Supplemental cash flow information
Cash paid for interest	$171	$275
Supplemental disclosure of noncash investing and financing activities
Stock-based compensation capitalized into inventories	8	9
Deferred offering costs in accounts payable and accrued liabilities	—	753

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

The Company is a commercial stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the area of orphan diseases. The Company has developed RAVICTI to treat 7 of the 8 most prevalent subtypes of urea cycle disorders (“UCD”) and is developing glycerol phenylbutyrate (“GPB”) for the potential treatment of hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product, RAVICTI, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. On May 31, 2013, the Company acquired BUPHENYL, an FDA-approved therapy for treatment of 3 of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). Subsequent to the acquisition on May 31, 2013, the Company started selling BUPHENYL Tablets and Powder within and outside the United States.

Hyperion Therapeutics Limited was formed in January 2008 as a private limited company under the Companies Act 1985 for England and Wales and is wholly owned by the Company. Since formation, there has been no activity in Hyperion Therapeutics Limited.

On March 13, 2013, the Company completed its follow-on offering. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of March 31, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At March 31, 2014, the Company had an accumulated deficit of $121.1 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of GPB for the treatment of patients with episodic HE. In addition, the Company expects to incur increased sales and marketing expenses with the continued commercialization of RAVICTI and marketing of BUPHENYL in UCD. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets and liabilities, intangible asset valuation, stock-based compensation expense, income taxes, revenue recognition and product sales allowances. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the United States. For the three months ended March 31, 2014, net product revenue in the United States and rest of the world (primarily Canada and Europe) was $18.0 million and $1.5 million, respectively. For the three months ended March 31, 2014, net product revenue consisted of net sales from RAVICTI of $15.5 million and net sales from BUPHENYL of $4.0 million. For the three months ended March 31, 2013, net product revenue for RAVICTI in the United States was $0.8 million.

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

The Company is also subject to credit risk from its accounts receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to a specialty distributor in the United States and to international distributors, pharmacies and hospitals outside the United States. Customer creditworthiness is monitored and collateral is not required. As of March 31, 2014, there were no credit losses on the Company’s accounts receivable. As of March 31, 2014, the specialty distributor in the United States accounted for 64% of the accounts receivable balance and one international distributor accounted for 12% of the accounts receivable balance.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, the option to purchase BUPHENYL and AMMONUL (Note 3), accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of long-term investments represent their estimated fair values. The Company’s debt obligations are carried at historical cost, which approximates fair value.

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

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks, and doubtful accounts. Estimates for chargebacks and prompt-payment discounts are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. At March 31, 2014, the Company had no allowances for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method and consists of raw materials, work-in-progress and finished goods. Costs to be capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs such as ancillary supplies. Subsequent to FDA approval of RAVICTI on February 1, 2013, the Company began capitalizing RAVICTI inventories as the related costs were expected to be recoverable through the commercialization of the product.

Costs incurred prior to the FDA approval of RAVICTI have been recorded as research and development expense in the condensed consolidated statements of operations. If information becomes available that suggest that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories.

Products that have been approved by the FDA or other regulatory authorities, such as RAVICTI, are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of RAVICTI utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

On May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. The Company recorded the acquired BUPHENYL inventories at fair value in the amount of $3.9 million on the acquisition date. As of March 31, 2014, the entire fair value of acquired BUPHENYL inventory has been charged to expenses, primarily cost of sales.

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

•	During 2013, the Company began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispensed RAVICTI to patients in fulfillment of prescriptions. As RAVICTI is a new product, and the Company’s first commercial product, the Company could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. The Company does not record revenue on shipments of RAVICTI to the specialty distributor, until the product is shipped to patients by the specialty pharmacies at which time the related product sales allowances can be reasonably estimated.

•	On May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. The Company sells BUPHENYL in the United States to a specialty distributor who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. The Company records revenue on product shipments to the specialty distributor upon receipt by the specialty distributor. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or their acceptance period has expired, whichever comes first.

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

•	Prompt-payment discounts: The specialty distributor and specialty pharmacies are offered prompt payment discounts. The Company expects the specialty distributor and specialty pharmacies will earn prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the condensed consolidated balance sheet.

•	Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on historical data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the condensed consolidated balance sheet.

•	Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which primarily consist of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. For BUPHENYL, the allowance for chargebacks is based on historical sales data and known sales to contracted customers. For RAVICTI, the allowance for chargebacks is based on known sales to contracted customers. For qualified programs that can purchase the Company’s products through distributors at a lower contractual government price, the distributors charge back to the Company the difference between their acquisition cost and the lower contractual government price.

•	Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage gap are recorded in accrued liabilities on the condensed consolidated balance sheet.

•	Distribution Service Fees: The Company has a written contract with the specialty distributor that includes terms for distribution-related fees. Distributor fees are calculated at percentage of gross sales based upon agreed contracted rate. The Company accrues distributor fees at the time of the revenue recognition, resulting in reduction of product sales revenue and the recording of accrued liabilities on the condensed consolidated balance sheets. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale.

•	Product Returns: Consistent with industry practice, the Company generally offers customers a limited right to return. The Company accepts returns of products from patients resulting from breakage as defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded as accrued liabilities on the condensed consolidated balance sheet.

•	Co-payment assistance: The Company provides a cash donation to a non-profit third party organization which supports patients, who have commercial insurance and meet certain financial eligibility requirements, with co-payment assistance and travel costs. The amount of co-payment assistance is accounted for by the Company as a reduction of revenues.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefits being settled. The provisions of this update was effective prospectively for the Company in fiscal years beginning after December 15, 2013 with early adoption and retrospective application permitted. The Company adopted this guidance on January 1, 2014. The implementation did not have an impact on the Company’s condensed consolidated financial statements.

3. Collaboration Agreement with Ucyclyd Pharma, Inc.

In March 2012, the Company entered into the purchase agreement with Ucyclyd under which the Company purchased the worldwide rights to RAVICTI and into an amended and restated collaboration agreement (the “restated collaboration agreement”) under which Ucyclyd granted the Company an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL and AMMONUL at a fixed price at a future defined date, plus subsequent milestone and royalty payments, subject to Ucyclyd’s right to retain AMMONUL for a predefined price. The restated collaboration agreement superseded the collaboration agreement with Ucyclyd, dated August 23, 2007, as amended. The entry into the purchase agreement and the restated collaboration agreement resolved a dispute that the two parties had with respect to their rights under the prior collaboration agreement.

Under the purchase agreement, the Company made a payment of $6.0 million of which (i) $5.7 million was allocated to the worldwide rights to RAVICTI and (ii) $0.3 million was allocated to the option to purchase rights to BUPHENYL and AMMONUL, based on their relative fair values. The allocated amount to the rights to RAVICTI of $5.7 million was recorded to research and development expense in the consolidated statements of operations for the period ended March 31, 2012 due to the uncertainty of an alternative future use. The allocated amount for the option to purchase rights to BUPHENYL and AMMONUL in the amount of $0.3 million was included within other current assets and was subsequently offset against the gain recognized from the settlement of retention option.

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

On May 31, 2013, the Company completed the acquisition of BUPHENYL.

4. Investments

All investments were classified as available-for-sale at March 31, 2014 and December 31, 2013, respectively. The principal amounts of investments by contractual maturity at March 31, 2014 and December 31, 2013 are summarized in the tables below:

	Contractual Maturity Date for the Period Ending March 31,		Total Book Value at March 31, 2014	Unrealized Gain (loss)	Aggregate Fair Value at March 31, 2014
	2015	2016
Certificates of deposit	$12,445	$1,885	$14,330	$(13)	$14,317
Corporate notes	16,921	1,984	18,905	2	18.907
U.S. Government agency securities	8,007	—	8,007	—	8,007
Commercial paper	3,494	—	3,494	1	3,495

Total	$40,867	$3,869	$44,736	$(10)	$44,726

	Contractual Maturity Date for the Years Ending December 31,		Total Book Value at December 31, 2013	Unrealized Loss	Aggregate Fair Value at December 31, 2013
	2014	2015
Certificates of deposit	$10,525	$2,845	$13,370	$(27)	$13,343
Corporate notes	6,047	12,960	19,007	(24)	18,983
U.S. government agency securities	8,011	—	8,011	(3)	8,008
Commercial paper	3,492	—	3,492	(1)	3,491

Total	$28,075	$15,805	$43,880	$(55)	$43,825

The Company evaluated its investments and determined that there were no other-than-temporary impairments as of March 31, 2014.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of March 31, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at March 31, 2014
	Aggregate Fair Value	Unrealized Gain (loss)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Gain (loss)
Certificates of deposit	$12,435	$(10)	$1,882	$(3)	$14,317	$(13)
Corporate notes	16,924	3	1,983	(1)	18,907	2
U.S. government agency securities	8,007	—	—	—	8,007	—
Commercial paper	3,495	1	—	—	3,495	1

Total	$40,861	$(6)	$3,865	$(4)	$44,726	$(10)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at December 31, 2013
	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Certificates of deposit	$10,507	$(18)	$2,836	$(9)	$13,343	$(27)
Corporate notes	6,039	(8)	12,944	(16)	18,983	(24)
U.S. government agency securities	8,008	(3)	—	—	8,008	(3)
Commercial paper	3,491	(1)	—	—	3,491	(1)

Total	$28,045	$(30)	$15,780	$(25)	$43,825	$(55)

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,211	$—	$—	$38,211

Total cash equivalents	$38,211	$—	$—	$38,211

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$12,435	$—	$12,435
Commercial paper	—	3,495	—	3,495
Corporate notes	—	16,924	—	16,924
U.S. Government agency securities	—	8,007	—	8,007

Total short-term investments	—	40,861	—	40,861

Long-term:
Certificates of deposit	—	1,882	—	1,882
Corporate notes	—	1,983	—	1,983

Total long-term investments	—	3,865	—	3,865

Total available-for-sale securities	$—	$44,726	$—	$44,726

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,506	$—	$—	$38,506
Certificates of deposit	—	480	—	480

Total cash equivalents	$38,506	$480	$—	$38,986

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$10,507	$—	$10,507
Commercial paper	—	3,491	—	3,491
Corporate notes	—	6,039	—	6,039
U.S. Government agency securities	—	8,008	—	8,008

Total short-term investments	—	28,045	—	28,045

Long-term:
Certificates of deposit	—	2,836	—	2,836
Corporate notes	—	12,944	—	12,944

Total long-term investments	—	15,780	—	15,780

Total available-for-sale securities	$—	$43,825	$—	$43,825

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$7,037	$7,517

	December 31, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$8,273	$8,860

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

The Company has determined that its notes payable would be classified as a Level 3 item in the fair value hierarchy. The fair value of these notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company.

6. Inventories

The following table represents the components of inventories (in thousands):

	March 31, 2014	December 31, 2013
Raw Materials	$149	$697
Work-in-process	317	—
Finished goods	2,359	2,816

Total	$2,825	$3,513

On May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. As part of the acquisition, the Company purchased inventories from Ucyclyd and the Company recorded these inventories at fair value in the amount of $3.9 million on the Acquisition Date. As of March 31, 2014, the entire fair value of acquired BUPHENYL inventory has been charged to expenses, primarily cost of sales.

7. Intangible Asset

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

Intangible asset amortization expense was $1.0 million for the three months ended March 31, 2014.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2014	2015	2016	2017	2018
Amortization expense	$4,053	$3,294	$1,157	$1,048	$1,012

8. Property and Equipment

The following table represents the components of property and equipment (in thousands):

	March 31, 2014	December 31, 2013
Computers and Software	$839	$563
Furniture and Fixtures	320	320
Office Equipment	53	53
Capital work in progress	17	264

	1,229	1,200
Less: Accumulated depreciation	(367)	(264)

Total property and equipment, net	$862	$936

Depreciation expense for the period ended March 31, 2014 and 2013 was $0.1 million and $19,000, respectively.

9. Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	March 31, 2014	December 31, 2013
Pre-clinical and clinical trial expenses	$244	$246
Payroll and related expenses	1,691	4,278
Gross to net sales accruals	5,850	5,235
Royalty payable	1,247	1,154
Legal accrual	598	45
Taxes payable	245	326
Interest payable	52	61
Other	1,068	842

Total	$10,995	$12,187

10. Notes Payable

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

For the three months ended March 31, 2014 and March 31, 2013, the Company recorded amortization of debt discount of $0.1 million related to the April 2012 Notes and September 2012 Note.

11. Warrants

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

The following table summarizes the outstanding warrants and the corresponding exercise price as of March 31, 2014 and December 31, 2013:

	Number of Shares Outstanding
	March 31, 2014	December 31, 2013	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05

Total	274	274

12. Commitments and Contingencies

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections and other legal matters arising in the ordinary course of business or otherwise. See Note 17, “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

13. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plans

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

Effective January 1, 2014, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan, the shares available for issuance under the 2012 Plan increased by 805,485 shares. As of March 31, 2014, the Company had 880,495 shares of common stock available for issuance and 1,610,436 options and 114,753 restricted stock units (“RSU’s”) were outstanding under the 2012 Plan. During the three months ended March 31, 2014, the board of directors approved the grants of 512,105 stock options at exercise prices in the range of $25.80 - $31.00 and 101,253 RSU’s (including 1,500 performance RSU’s to certain employees) under the 2012 Plan.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Equity Incentive Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of March 31, 2014, there were 1,463,325 options outstanding under the 2006 Plan.

In March 2014, the Company recorded an expense of $0.1 million related to the modification of certain stock options.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and RSU’s is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$2	$1
Research and development	147	91
Selling general and administrative	1,219	413

Total	$1,368	$505

Stock-based compensation of $8,000 and $9,000 was capitalized into inventories for the three months ended March 31, 2014 and 2013, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported.

14. Income Taxes

At December 31, 2013, the Company had net operating loss carryforwards of approximately $72.5 million and $112.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The net operating loss carryforwards will begin to expire in 2026 for federal and 2016 for state purposes.

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. The Company had $18.0 million of federal credit carryforwards of which $17.4 million relates to Orphan Drug Credit claims for 2009 through 2013.

For the period ended March 31, 2014, the Company recorded an income tax expense of $0.1 million. Expected taxable income in 2014 will largely be offset by federal and state net operating losses and credits.

There was no interest or penalties accrued through March 31, 2014. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the United States and California. The Company is not currently under income tax examinations by any tax authorities.

15. Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$1,259	$(8,975)

Denominator:
Weighted-average number of common shares outstanding – basic	20,191,190	17,366,848
Dilutive effect of stock-options and awards	1,327,336	—

Weighted average common shares outstanding – dilutive	21,518,526	17,366,848

Net income (loss) per share:
Basic	$0.06	$(0.52)

Diluted	$0.06	$(0.52)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share, as the effect of including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Stock options	1,181,650	2,112,455
October 2007, April 2008 and 2012 common stock warrants	274	38,261

Total	1,181,924	2,150,716

16. Related Party Transaction

As part of the Company’s acquisition of BUPHENYL, the Company assumed the existing BUPHENYL distributor’s agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013 SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in various territories in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During the three months ended March 31, 2014 the Company recognized $0.3 million from sales to SOBI. As of March 31, 2014, trade receivable from SOBI amounted to $0.3 million.

17. Subsequent Events

On April 23, 2014, the Company and Hyperion Therapeutics Israel Holding Corp. Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) with Andromeda Biotech Ltd, an Israeli company (“Andromeda”), and Clal Biotechnology Industries Ltd. (“Clal”). Andromeda is focused on the development of DiaPep277 ® , a first-in-class immune intervention therapy for new onset Type 1 diabetes. DiaPep277 is currently being evaluated in a confirmatory Phase 3 clinical study in adult patients with new onset Type 1 diabetes. Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company through its wholly owned subsidiary will purchase all of the outstanding ordinary shares of Andromeda from Clal (the “Purchase”), with the result being that Andromeda will become a wholly owned subsidiary of the Company after the Purchase. The Company will fund the acquisition from its existing cash and cash equivalent and investment balances. Upon closing of the Purchase, the Company will pay Andromeda’s securityholders, including a former holder of Andromeda’s ordinary shares and holders of options to purchase shares of Andromeda’s ordinary shares, an aggregate of $12.5 million in cash, less adjustments for expenses incurred in connection with the transaction, and will issue 312,869 shares of its common stock. The common stock will be valued at approximately $7.85 million and is based on the average closing price of $25.09 per share for the 15 consecutive trading days ending April 17, 2014. As additional consideration, the Company will pay the former securityholders of Andromeda contingent payments as follows: (i) potential global regulatory and approval milestones payments that total $120 million, the first of which would be due upon acceptance of the first marketing application filing for review in either the US or Europe, whichever occurs first; (ii) up to $430 million in commercial milestones, the first of which would be due upon achievement of annual worldwide net sales of $450 million, and (iii) tiered contingent sales payments ranging from 10% on annual worldwide net sales up to $300 million to 17% for annual worldwide net sales that exceed $1.2 billion, with the exception of sales by distributors in certain territories, for which the rate is 25%. The closing of the Purchase is subject to various closing conditions, including that Clal is the sole holder of Andromeda’s outstanding ordinary shares and other customary closing conditions. The Purchase Agreement may be terminated by either party upon the occurrence of certain events, including if the Purchase did not close by June 15, 2014. The Purchase is currently expected to close in the second quarter of 2014.

On March 17, 2014, the Company received notification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application containing a Paragraph IV certification with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain of the Company’s patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. The Company filed suit against Par on April 23, 2014 to protect its patents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”).

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the area of orphan diseases. Our products, RAVICTI® (glycerol phenylbutyrate) Oral liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage. UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 600 patients are currently treated with an FDA approved medication.

On February 1, 2013, the U.S. Food and Drug Administration (“FDA”) granted approval of RAVICTI for chronic management of 7 of the 8 subtypes of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase (“NAGS”) deficiency for whom the safety and efficacy of RAVICTI has not been established, and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI.

In May 2013, we acquired BUPHENYL, an FDA-approved therapy for treatment of 3 of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). In Europe and the Middle East, BUPHENYL is sold under the brand name AMMONAPS®. The active pharmaceutical ingredient in BUPHENYL and AMMONAPS is sodium phenylbutyrate (“NaPBA”). References to BUPHENYL in this Form 10-Q include AMMONAPS when referring to the product in the Middle East and Europe. Subsequent to the acquisition, we began selling BUPHENYL within the United States to patients who have not transitioned to RAVICTI. In addition, we sell BUPHENYL through our distributors outside the

United States. In 2011, an Abbreviated New Drug Application (“ANDA”) for a generic tablet form of NaPBA was approved in the U.S., and in 2013, an ANDA for generic powder was approved. Both of these generic forms are owned by companies other than Hyperion. References to NaPBA in this Form 10-Q include the generically available tablet and powdered forms of the drug, as well as our branded products in both powdered and tablet forms.

An average price per patient per year of RAVICTI therapy is currently approximately $315,000. The price of BUPHENYL per gram is approximately one quarter that of RAVICTI. Prices for both therapies vary among patients because doses are individualized based on a patient’s weight and disease severity. We have launched a dedicated call center, which serves as an integrated resource for RAVICTI prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for patients. In addition, the call center provides financial support assistance to BUPHENYL patients. Together with distribution via two specialty pharmacies, we believe these services provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease. As part of our ongoing commitment to the patient community, we provide our UCD products at no cost to patients as we help them establish insurance coverage for our UCD products and donate to an independent foundation with an established track record of enabling patients to access medications affordably.

RAVICTI was granted orphan drug exclusivity in the United States for the maintenance treatment of patients with UCD shortly after its FDA approval in 2013. This exclusivity extends through February 1, 2020. RAVICTI has also received orphan drug designation in the European Union (“EU”), although the right to marketing exclusivity cannot be determined until it is authorized to market in the EU. In March 2013, U.S. Patent No. 8,404,215 entitled “Methods of Therapeutic Monitoring of Nitrogen Scavenging Drugs” issued from U.S. Patent Appl. No. 13/417,137 with claims directed to methods of optimizing the dosage of nitrogen scavenging drugs based on target fasting ammonia levels. This patent will expire in March 2032, and is currently listed in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. In February 2014, U.S. Patent 8,642,012 entitled “Methods of Treatment Using Ammonia Scavenging Drugs” issued from U.S. Patent Appl. No. 12/350,111 with claims directed to methods of treating patients with UCD using phenylacetic acid (“PAA”) prodrugs based on in part on target urinary phenylacetylglutamine (“PAGN”) levels. This patent will expire in September 2030 with Patent Term Extension (“PTE”)and is currently listed in the Orange Book. Both of these patents are currently the subject of litigation with Par Pharmaceutical, Inc. (“Par”).

In March 2012, we entered into an amended and restated collaboration agreement (the “restated collaboration agreement”) with Ucyclyd pursuant to which we obtained an option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL, subject to Ucyclyd’s right to retain AMMONUL for an upfront payment of $32.0 million, plus subsequent milestone and royalty payments. We exercised this option on April 29, 2013 and Ucyclyd elected to retain AMMONUL, resulting in a net payment from Ucyclyd to us of $11.0 million upon close of the transaction. This net payment reflected the $32.0 million purchase price to retain AMMONUL due to us and the $19.0 million purchase price for BUPHENYL due to Ucyclyd, less costs of approximately $2.0 million for inventory we purchased from Ucyclyd. In May 2013, we completed the acquisition of BUPHENYL.

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

On April 23, 2014, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Andromeda Biotech Ltd, an Israeli company (“Andromeda”), and Clal Biotechnology Industries Ltd. (“Clal”). Andromeda is focused on the development of DiaPep277 ® , a first-in-class immune intervention therapy for new onset Type 1 diabetes. DiaPep277 is currently being evaluated in a confirmatory Phase 3 clinical study in adult patients with new onset Type 1 diabetes. Pursuant to the terms and conditions set forth in the Purchase Agreement, we, through our wholly owned subsidiary, will purchase all of the outstanding ordinary shares of Andromeda from Clal (the “Purchase”), with the result being that Andromeda will become our wholly owned subsidiary after the Purchase. We will fund the acquisition from its existing cash and cash equivalent and investment balances. Upon closing of the Purchase, we will pay Andromeda’s securityholders, including a former holder of Andromeda’s ordinary shares and holders of options to purchase shares of Andromeda’s ordinary shares, an aggregate of $12.5 million in cash, less adjustments for expenses incurred in connection with the transaction, and we will issue 312,869 shares of its common stock (valued at approximately $7.85 million based on the average closing price of $25.09 per share for the 15 consecutive trading days ending April 17, 2014). As additional consideration, we will pay the former securityholders of Andromeda contingent payments as follows: (i) potential global regulatory and approval milestones payments that total $120 million, the first of which would be due upon acceptance of the first marketing application filing for review in either the US or Europe, whichever occurs first; (ii) up to $430 million in commercial milestones, the first of which would be due upon achievement of annual worldwide net sales of $450 million, and (iii) tiered contingent sales payments ranging from 10% on annual worldwide net sales up to $300 million to 17% for annual worldwide net sales that exceed $1.2 billion, with the exception of sales by distributors in certain territories, for which the rate is 25%. The closing of the Purchase is subject to various closing conditions, including that Clal is the sole holder of Andromeda’s outstanding ordinary shares and other customary closing conditions. The Purchase Agreement may be terminated by either party upon the occurrence of certain events, including if the Purchase did not close by June 15, 2014. The Purchase is currently expected to close in the second quarter of 2014.

Financial Overview

Revenues

Our product revenues consist of the following:

•	Revenues from the sale of RAVICTI which was approved by the FDA on February 1, 2013 and was commercially launched in the U.S. during the period ended March 31, 2013; and

•	Revenues from the sale of BUPHENYL which we acquired from Ucyclyd on May 31, 2013, pursuant to the restated collaboration agreement. We currently distribute BUPHENYL in the U.S. and certain countries outside the U.S.

See “Results of Operations” below for more detailed discussion on revenues.

Cost of sales

Our cost of sales includes third-party manufacturing costs, royalty fees payable under our restated collaboration agreement with Ucyclyd, and other indirect costs including compensation cost of personnel, shipping and supplies.

The manufacturing costs we incurred prior to FDA approval of RAVICTI have been recorded as research and development expenses in our condensed consolidated statement of operations. For RAVICTI, we expect that cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval is utilized, as these previously manufactured products have been fully expensed as research and development expenses in prior periods.

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

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;

•	fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations (“CROs”), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses; and

We expense both internal and external research and development expenses as they are incurred. We develop RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two clinical stage programs and these costs are included in unallocated costs as detailed below. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
UCD Program	$2,352	$926
HE Program	660	314
Unallocated	205	609

Total	$3,217	$1,849

We expect our research and development expenses to increase when we initiate our Phase III trial of GPB for the treatment of patients with episodic HE. Additionally, we expect these costs to increase if we close on the transaction to acquire Andromeda. Due to the inherently unpredictable nature of product development, we are currently unable to exactly predict the expenses we will incur or the duration of the trial. Based on our current discussions with FDA, our estimate of the cost of our Phase III trial of GPB in HE will be between $50.0 million to $55.0 million from initiation of the trial until submission of data to FDA.

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

On February 6, 2014, the Board of Directors of the Company approved RSU grants to sales individuals. These RSU’s will become fully vested if both the performance and service conditions are met. If the performance and service conditions are met, the total expense recorded in the current year for these RSU’s would be approximately $0.2 million.

On March 17, 2014, we received notification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application containing a Paragraph IV certification with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain of our patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. We filed suit against Par on April 23, 2014 to protect our patents. As a result of this pending litigation, we expect our legal expenses to increase in the future.

Amortization of intangible asset

In 2014, the amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Note 7 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Interest Income

Interest income consists of interest earned on our investments and cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Other Income (Expense), net

During the three months ended March 31, 2014 other income (expense), net consisted of a $0.1 million related to amortization of discount on available-for-sale investments and $0.1 million related to loss on foreign currency transactions. During the three months ended March 31, 2013 other income (expense), net consists of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement.

Income Taxes

We were granted orphan drug designation in 2009 by the FDA for our products currently under development. The orphan drug designation allowed us to claim increased federal tax credits for its research and development activities. We have $18.0 million of federal credit carryforwards of which $17.4 million relates to Orphan Drug Credit claims for 2009 through 2013.

For the period ended March 31, 2014, we recorded an income tax expense of $0.1 million. Income (loss) before income taxes was $1.3 million and $(9.0) million for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate was 6.5% for the three months ended March 31, 2014. There was no income tax expense for the three months ended March 31, 2013.

Our expected taxable income in 2014 will largely be offset by federal and state net operating losses and credits.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the accompanying unaudited condensed consolidated financial statements and the Critical Accounting Policies and Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Annual Report on Form 10-K for the year ended December 31, 2013.

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

Inventories

Our inventories are stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. Our inventories consist of raw materials, work in process and finished goods. Subsequent to the FDA approval of RAVICTI on February 1, 2013, we began capitalizing inventories as the related costs were expected to be recoverable through the commercialization of the product. Prior to the FDA approval of RAVICTI, we recorded the costs incurred as research and development expenses in the condensed consolidated statements of operations. If information becomes available that suggest that our inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

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

On May 31, 2013, we acquired BUPHENYL including inventory from Ucyclyd. We recorded these inventories at fair value in the amount of $3.9 million on the acquisition date. As of March 31, 2014, we sold the entire inventory acquired from the acquisition of BUPHENYL.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of our arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue

During the three months ended March 31, 2014, our product revenues represent sales of RAVICTI and BUPHENYL in the U. S. and outside the U.S. We recognized revenue once all four revenue recognition criteria described above are met.

In 2013, we began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispense RAVICTI to patients in fulfillment of prescriptions. As RAVICTI is a new product, and our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of RAVICTI to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances could be reasonably estimated. In future periods, once we have sufficient historical information to reasonably estimate our product sales allowances, we will re-evaluate our revenue recognition policy to determine whether the Company has sufficient information to recognize revenue upon receipt of RAVICTI by the specialty distributor.

We sell BUPHENYL in the United States to a specialty distributor, who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. We recognize revenue from BUPHENYL sales upon receipt by the specialty distributor. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or once their acceptance period has expired whichever comes first.

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

The following table summarizes the provisions, and credits/payments, for the gross to net sales deductions:

(in thousands)	Rebates & Chargebacks	Prompt pay discounts	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$5,051	$—	$184	$5,235
Provision related to current period sales	3,173	799	295	4,267
Credits/payments	(2,677)	(729)	(246)	(3,652)
Balance as of March 31, 2014	$5,547	$70	$233	$5,850

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

Cost of Sales

Our cost of sales consist mainly of third party manufacturing cost of products sold, royalty fees and other indirect costs related to personnel compensation, shipping and supplies.

We recorded costs incurred prior to the FDA approval of RAVICTI as research and development expenses in our condensed consolidated statement of operations. We expect that cost of sales relating to RAVICTI as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized. The cost of BUPHENYL sales as a percentage of revenue was higher due to the recording of the step-value on BUPHENYL inventories acquired from Ucyclyd which was expensed to cost of sales as the inventory was sold and is not indicative of cost of sales in future periods.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2014	2013
Product revenue, net	$19,483	$783	$18,700	2,388%
Cost of sales	2,382	68	2,314	3,403
Research and development	3,217	1,849	1,368	74
Selling general and administrative	11,171	7,934	3,237	41
Amortization of intangible asset	1,014	—	1,014	100
Interest income	138	1	137	100
Interest expense	(300)	(408)	(108)	(26)
Other income (expense), net	(190)	500	(690)	(138)

Revenues

During the three months ended March 31, 2014, we generated $19.5 million of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns, co-pay assistance and estimated product sales allowances including government rebates, chargebacks, prompt -payment discounts and distributor fees.

For the three months period ended March 31, 2014, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $15.5 million relating to sales in the U.S.; and

•	net sales from BUPHENYL in the amount of $4.0 million (of which $2.5 million relates to sales in the U.S. and $1.5 million sales outside the U.S.)

For the three months ended March 31, 2013, we generated $0.8 million of net product revenue from RAVICTI relating to sales in the U.S. RAVICTI was approved for sale in the U.S. on February 1, 2013.

Cost of Sales

Costs of sales were $2.4 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March, 2014, cost of sales consisted of BUPHENYL product costs of $1.0 million and RAVICTI product costs of $1.4 million. RAVICTI product costs included $1.3 million for royalty expenses payable under our restated collaboration agreement with Ucyclyd.

For the three months ended March 31, 2013, cost of sales consisted of RAVICTI product costs of $0.1 million which consisted of royalty costs based on our restated collaboration agreement with Ucyclyd and other indirect costs including compensation cost of personnel indirectly involved in the manufacturing process, cost of shipping and supplies.

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

For BUPHENYL, cost of sales was higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold and is not indicative of cost of sales in future periods. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date. As of March 31, 2014, we have sold the entire inventory acquired from the acquisition of BUPHENYL.

Research and Development Expenses

Research and development expenses increased by $1.4 million, or 74%, to $3.2 million for the three months ended March 31, 2014, from $1.8 million for the three months ended March 31, 2013. This increase was primarily due to increases of $0.6 million in compensation expense as a result of hiring additional employees and $0.8 million in professional, consulting and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.2 million, or 41%, to $11.2 million for the three months ended March 31, 2014, from $8.0 million for the three months ended March 31, 2013. This increase was primarily due to increases of $2.6 million in compensation expense as a result of hiring additional employees and $0.6 million in professional and consulting costs.

Amortization of intangible asset

For the three months ended March 31, 2014, amortization of intangible asset was $1.0 million which pertains to the amortization of BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2014 and primarily included interest earned from our investments and cash and cash equivalents. For the three months ended March 31, 2013, interest income was insignificant.

Interest Expense

Interest expense decreased by $0.1 million, or 26%, to $0.3 million for the three months ended March 31, 2014, from $0.4 million for the three months ended March 31, 2013. Interest expense decreased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to the repayment of our notes payable.

Other Income (Expense), net

During the three months ended March 31, 2014 other income (expense), net consisted of a $0.1 million related to amortization of discount on available-for-sale investments and $0.1 million related to loss on foreign currency transactions.

During the three months ended March 31, 2013 other income (expense), net consists of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement as discussed in Note 3 of the unaudited condensed consolidated statements.

Liquidity and Capital Resources

During the three months ended March 31, 2014, we generated net revenues of $19.5 million.

As of March 31, 2014 and December 31, 2013, our principal sources of liquidity were our cash provided by operating activities and our cash and cash equivalents and investments.

On March 13, 2013, we completed our follow-on offering. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of March 31, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At March 31, 2014, we had an accumulated deficit of $121.1 million. We expect to incur increased research and development expenses when we initiate a Phase III trial of GPB for the treatment of patients with episodic HEand if we close on the transaction to acquire Andromeda. In addition, we expect to continue to incur significant commercial, sales and marketing, and outsourced manufacturing expenses in connection with commercialization of RAVICTI and BUPHENYL in UCD. These increased expenses as compared to prior years include payroll related expenses due to hiring additional employees, costs related to operation of our distribution network and marketing costs and general infrastructure expenses as we expand our organization. Our plans with respect to these matters include utilizing a substantial portion of our capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding our organization, and commercialization of RAVICTI and marketing of BUPHENYL.

We believe that our existing cash and cash equivalents as of March 31, 2014, and our future expected product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
(In thousands)	2014	2013
	(unaudited)
Net cash provided by (used in):
Operating activities	$6,976	$(10,752)
Investing activities	(989)	(315)
Financing activities	(436)	63,880

Net increase in cash and cash equivalents	$5,551	$52,813

Net cash provided by operating activities of $7.0 million for the three months ended March 31, 2014 included our net income of $1.3 million, adjusted for non-cash items such as $0.1 million of amortization of debt discount and debt issuance cost, $1.0 million of amortization of intangible asset, $1.4 million of stock-based compensation expense, $0.1 million of depreciation expense, $0.1 million of amortization of discount on available-for-sale investments, and a net cash inflow of $3.0 million related to changes in operating assets and liabilities. For the three months ended March 31, 2013, the primary use of cash was to fund our operations related to the commercialization of RAVICTI for the treatment of UCD and for the development of GPB for the treatment of HE. Net cash used in operating activities of $10.8 million for the three months ended March 31, 2013 primarily related to our net loss of $9.0 million, adjusted for non-cash items such as $0.1 million of amortization of debt discount and debt issuance cost, $0.5 million of stock-based compensation expense and net cash outflow of $2.4 million related to changes in operating assets and liabilities.

Net cash used in investing activities was $1.0 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities for the three months ended March 31, 2014 primarily includes $1.0 million for purchases of investments, net of any maturities on investments. Net cash used in investing activities for the three months ended March 31, 2013 consisted of property and equipment purchases of $0.3 million.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2014. Net cash provided by financing activities was $63.9 million for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 related to the payments of notes payable of $1.4 million partially offset by proceeds from issuance of common stock due to exercise of stock options of $0.9 million. Net cash provided by financing activities for the three months ended March 31, 2013 related primarily to the proceeds from our follow-on offering of $64.5 million (net of underwriting discounts and commissions), partially offset by our payments of notes payable in the amount of $0.7 million and proceeds from issuance of common stock in the amount of $ 0.1 million.

Future Funding Requirements

We may need to obtain additional financing to fund the Phase III HE trial if the design is materially different from what we currently expect and for commercial launch of GPB in HE if we are approved in that indication. We will likely need to obtain additional financing for development of additional products or product candidates we may acquire. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize RAVICTI and BUPHENYL for the treatment of UCD;

•	the amount of sales and other revenues from RAVICTI and BUPHENYL and any other product candidates that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL;

•	payments of milestones and royalties to third parties, including Ucyclyd and Andromeda;

•	cash requirements of any future acquisitions of product candidates or companies;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of litigation relating to Par or any future litigation that the Company may become party to;

•	changes to the design of our clinical trials; and

•	any new collaborative, licensing, acquisition and other commercial relationships that we may establish.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate risk. During the three months ended March 31, 2014, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2014, we received notification from Par Pharmaceutical, Inc. (“Par”) advising us that it had filed an Abbreviated New Drug Application (“ANDA”) with the Food and Drug Administration (“FDA”) on November 19, 2013 for a generic version of RAVICTI Oral Liquid. The ANDA contained a Paragraph IV certification alleging that our U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of our U.S. Patent No. 5,968,979, titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which expires in February 2015. We filed suit against Par on April 23, 2014 in Federal district court in the Eastern District of Texas in order to protect our patents. We cannot predict the outcome of this litigation.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider the following risk factors and the additional risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

We are involved in litigation with respect to certain patents on our product RAVICTI, which we expect will be costly and time-consuming and the outcome of which is uncertain.

On March 17, 2014, we received notice from Par, the generic drug manufacturer that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained what is known as a “Paragraph IV certification.” The Paragraph IV certification alleges that two of our patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of the Company’s U.S. Patent No. 5,968,979, titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which expires in February 2015. Upon notice of the Paragraph IV certification, we had 45 days to file suit to protect our patents in order to obtain a stay of the FDA’s approval of PAR’s ANDA for 30 months, or as lengthened or shortened by the court.

We filed suit against Par on April 23, 2014 and intend to vigorously protect our patents. However, we cannot predict the outcome of this or any litigation. If Par were to prevail and its ANDA were to receive FDA approval, RAVICTI would face generic competition when its orphan exclusivity expires in February 2020, and its sales would likely materially decline. Should sales decline, our results of operations and cash flows could be materially and adversely affected. Even if we successfully defend our patents against Par’s challenge, the litigation will be costly and time consuming and will require substantial time and attention from our management team, which could materially and adversely affect our financial condition and results of operations.

In addition, we may be sued by others who hold intellectual property rights who claim that their issued patents are infringed by RAVICTI, BUPHENYL or any of our future products or product candidates. Our patents and patent applications, or those of our licensors, could also face other challenges, such as interference proceedings, opposition proceedings, and re-examination proceedings. Any of these lawsuits and challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to the suit or challenge. Any of these, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management’s time and attention.

Our intellectual property may not protect against competitors entering the market, including with generic versions of our products, and sales of affected products may decline materially.

Our composition of matter patent covering RAVICTI expires in the United States in 2015. We have applied for a four-year extension of patent coverage for this patent under the Drug Price Competition and Patent Term Restoration Act (the “Hatch-Waxman Act”).

We own one United States patent with claims directed to methods of using, administering and adjusting the effective dose of a phenylacetic acid (“PAA”) prodrug, including RAVICTI, based on fasting ammonia levels and a second patent with claims directed to methods of treating UCD and administering PAA prodrugs, including RAVICTI based in part on target urinary phenylacetylglutamine (“PAGN”) levels. These patents are the subject of our litigation with Par. Par challenges the validity and/or enforceability of such patents and claims the generic product for which it is seeking FDA approval does not infringe our patents. Any subsequent patents issued may also be subject to challenge by competitors and invalidated or deemed not to be infringed by competing products.

We own a first family of pending patent applications in the United States, Europe, Japan, and Canada directed to methods of using, administering, and adjusting the effective dosage of PAA prodrugs including RAVICTI. These methods are based in part on novel findings regarding the conversion of PAA prodrugs to urinary PAGN. We own five additional families of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of a PAA prodrug, including RAVICTI, and to methods of diagnosing, grading, and treating hepatic encephalopathy (“HE”). If granted, these applications could extend patent protection until 2029 to 2034; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the blood were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims and may affect the outcome of our litigation with Par, although its full impact will not be known for many years. Moreover, even if granted, these applications may not provide protection sufficient to protect against the introduction to the market of generic forms of RAVICTI. The entry of generic competitors to the market would likely result in a material decline in sales of RAVICTI.

Even if our patent applications do not issue or our patents are invalidated or become unenforceable, we still may have protection under two different forms of regulatory exclusivity. The first form, orphan drug exclusivity, prohibits the FDA from approving another product with the same active ingredient for the same use for seven years from the date of approval. RAVICTI has orphan drug exclusivity for the treatment of UCD until February 2020.

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

Even if patent protection and orphan drug exclusivity become unavailable, our products may still have limited protection against generic competition under a second form of regulatory exclusivity, which derives from the Hatch-Waxman Act. Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product once all patent protection for the approved product has expired or seeking immediate approval on the grounds that the applicable patents are invalid or unenforceable, as Par has done with respect to two of our patents on RAVICTI. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product, but similarly is only available when no patent protection remains or the applicable patents are challenged or are not enforced. To maintain sufficient incentives for innovators to develop new drugs and to improve existing drugs, however, the Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. For example, the FDA approved an ANDA for sodium phenylbutyrate, the active ingredient in BUPHENYL (“NaPBA”) powder in the first quarter of 2013, and the generic product was launched in April 2013.

Lucane Pharma received marketing approval from the European Medicines Agency for taste-masked NaPBA, and we believe they are also seeking approval via an ANDA in the United States. We are also aware of an ANDA that was approved in November 2011 for NaPBA tablets. However, these tablets have not yet been made commercially available to UCD patients. Since the ANDA process is confidential if no Paragraph IV certifications are filed, there may be additional BUPHENYL ANDAs pending. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to either of our drugs. If this occurs, our UCD product sales could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd and Brusilow at the same royalty rates.

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

We have licensed patents in the United States and in certain foreign jurisdictions related to RAVICTI, including U.S. Patent 5,968,979, which covers the composition of matter of RAVICTI, which we license from Brusilow Enterprises, LLC (“Brusilow”). Our Brusilow license may be terminated if we do not comply with the terms of the license.

Patents that we own or license do not ensure protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products including identical or similar products;

•	U.S. Patent 5,968,979 covering RAVICTI composition of matter expires February 7, 2015, unless its term is successfully extended;

•	upon expiration of U.S. Patent 5,968,979, we do not at this time own or control a granted U.S. patent that completely prevents generic entry into the United States market for RAVICTI;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless ultimately may be found to affect the validity or enforceability of a patent claim;

•	there may be other patents existing in the patent landscape for RAVICTI that will affect our freedom to operate;

•	a court could determine that our patents are not valid or enforceable;

•	a court could determine that a competitor’s technology or product does not infringe our patents; and

•	our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations, or could be subject to compulsory licensing.

We own two issued patents in the United States and multiple pending patent applications in the United States and in foreign jurisdictions relating to methods of treatment with RAVICTI or other PAA prodrugs, including dosing and dose adjustment. These patents and applications do not ensure the protection of our intellectual property. Our pending applications may not issue or may issue with claims significantly narrower than we currently seek, and we may not prevail in our litigation with Par in its challenge to the validity of our issued patents. Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for RAVICTI before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

If we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

If we engage in acquisitions, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

We may attempt to acquire businesses, technologies, services, products or product candidates that we believe will maximize stockholder value. On April 23, 2014, we entered into a share purchase agreement to acquire all of the outstanding ordinary shares of Andromeda Biotech, Ltd. (“Andromeda”), an Israeli company. Andomeda is currently conducting Phase 3 clinical trials of its product candidate known as DiaPep277, which is being developed to preserve residual beta cell function in newly diagnosed Type 1 diabetics. The closing of this purchase is subject to various closing conditions, and if achieved, the process of integrating Andromeda’s business into our business may result in unforeseen operating difficulties and expenditures. These difficulties may include diversion of resources and management’s attention from our core business and failure to retain key Andromeda executives and employees, which may reduce the value of the acquisition or give rise to additional integration costs. These difficulties may be exacerbated because we have limited experience managing foreign operations.

Upon closing of the acquisition, we will pay Andromeda’s security holders an aggregate of $12.5 million in cash, less adjustments for expenses incurred in connection with the transaction and will issue 312,869 shares of our common stock with an aggregate value of approximately $7.85 million. We will also assume Andromeda’s liabilities on the date of the close. As additional consideration in the Andromeda acquisition, we will pay the former security holders of Andromeda contingent payments as follows: (i) potential global regulatory and approval milestones payments that total $120 million, the first of which would be due upon acceptance of the first marketing application filing for review in either the US or Europe, whichever occurs first; (ii) up to $430 million in commercial milestones, the first of which would be due upon achievement of annual worldwide net sales of $450 million, and (iii) tiered contingent sales payments ranging from 10% on annual worldwide net sales up to $300 million to 17% for annual worldwide net sales that exceed $1.2 billion, with the exception of sales by distributors in certain territories, for which the rate is 25%. The initial costs and future contingent payments we may pay the former security holders are large, and revenue on DiaPep277, if achieved, may not be sufficient to offset these costs.

The pending Andromeda acquisition and future acquisitions could also result in the incurrence of additional debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, Andromeda’s product candidate and any additional product candidates acquired in the future may fail to gain approval or authorization or may fail to meet our commercial objectives. Any such failure may result in our inability to realize the anticipated benefits of any acquisition.

Failure to complete the stock acquisition of Andromeda could negatively impact the stock price of our common stock and our future business and financial results.

The merger agreement contains a number of customary conditions to closing, including the accuracy of Andromeda’s representations and warranties to varying standards, the performance of Andromeda’s covenants, the absence of any legal prohibitions to closing and certain other customary closing conditions.

If any condition to the merger is not satisfied or waived, it is possible that the merger will not be consummated in the expected time frame or at all. In addition, the parties may terminate the merger agreement under certain circumstances, including if the merger has not been completed on or before June 15, 2014. If the merger is not completed for any reason, our business may be adversely affected. We have incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of financial advisors, attorneys, accountants and consultants. In addition, we have diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, we will receive little or no benefit for these costs.

In addition, failure to complete the merger could result in a decrease in the market price of our common stock to the extent that the current market price of those shares reflects a market assumption that the acquisition will be completed. In addition, neither company would realize any of the expected benefits of having completed the acquisition. Further, failure to complete the acquisition could result in damage to our reputation and business relationships.

If the merger is not consummated, such failure to consummate the acquisition could materially and adversely affect our business, financial results and stock price.

The issuance of our common stock in connection with the acquisition could decrease the market price of our common stock.

At the completion of the acquisition, we expect to issue 312,869 shares of our common stock, or approximately 1.5% of the number of shares of our common stock outstanding as of March 31, 2014, to Andromeda’s security holders in the acquisition. The issuance of our common stock may result in fluctuations in the market price of our common stock, including a stock price decline.

If we acquire additional products or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

In addition to our planned acquisition of Andromeda, we may decide to acquire additional products or technologies. Although we acquired BUPHENYL in May 2013, we have limited experience in successfully acquiring and integrating products into our current infrastructure and have no experience integrating products outside the UCD indication. We may not be able to successfully integrate technologies or products without a significant expenditure of operating, financial and management resources. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

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

We may need to obtain additional financing to fund the Phase 3 HE trial if the design is materially different from what we currently expect and for the commercial launch of glycerol phenylbutyrate (“GPB”) in HE if we are approved in this indication. We will likely need to obtain additional financing for development of any additional products or product candidates we might acquire, including Andromeda’s product candidate, DiaPep 277. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully maintain sales of RAVICTI and BUPHENYL for the treatment of UCD;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of litigation relating to Par or any future litigation that we may become party to;

•	the costs of integrating acquired businesses or technologies; the amount of sales and other revenues from RAVICTI and BUPHENYL and any other product candidates, including DiaPep277 that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI and BUPHENYL;

•	payments of milestones and royalties to third parties, including Ucyclyd and Andromeda;

•	cash requirements of any future acquisitions of products or product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	changes to the design of our clinical trials; and

•	any new collaborative, licensing, or other commercial relationships that we may establish.

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

As of March 31, 2014, we have used approximately $22.6 million of the proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Hyperion Therapeutics, Inc.

Date: May 7, 2014	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2014	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

4.3	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.