Form 10-Q
period 2014-06-30
HYPERION THERAPEUTICS INC
filed 2014-08-08
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

As of August 5, 2014, the number of outstanding shares of the registrant’s common stock was 20,597,919.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiaries, including Andromeda Biotech Ltd. The names Hyperion Therapeutics, Inc. TM , RAVICTI ®, BUPHENYL ®, AMMONAPS ® and DiaPep277® are our trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	future sales of RAVICTI, BUPHENYL and AMMONAPS or any other future products or product candidates;

•	our expectations regarding the commercial supply of our urea cycle disorders (“UCD”) products;

•	our expectations regarding the level of competitive protection afforded by our intellectual property portfolio and orphan drug designation;

•	the cost, timing or estimated completion of our post-marketing clinical studies;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD patient market size and market adoption of RAVICTI by physicians and patients;

•	the HE patient market size and FDA approval and market adoption of glycerol phenylbutyrate (“GPB”) by physicians and patients;

•	the timing or cost of a Phase III trial in hepatic encephalopathy (“HE”);

•	the development and approval of the use of GPB for additional indications or in combination therapy;

•	the timing, cost and likelihood regarding development, approval and commercialization of DiaPep277 for treatment of Type 1 diabetes;

•	our expectations regarding licensing, acquisitions and strategic relationships;

•	impact of accounting standards;

•	repayment of notes payable; and

•	our estimates of attaining sustained profitability

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$80,637	$74,232
Short-term investments	42,278	28,045
Accounts receivable, net	19,437	4,419
Inventories	2,907	3,513
Prepaid expenses and other current assets	971	1,403

Total current assets	146,230	111,612
Long-term investments	2,632	15,780
Property and equipment, net	1,056	936
Intangible assets, net	147,126	13,442
Goodwill	3,789	—
Other non-current assets	1,343	749

Total assets	$302,176	$142,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,821	$2,292
Accrued liabilities and other	31,335	12,187
Notes payable, current portion	5,086	5,652

Total current liabilities	43,242	20,131
Notes payable, net of current portion	685	2,621
Deferred rent	361	81
Acquisition-related contingent consideration (Note 4)	69,456	—
Acquisition-related contingent liability (Note 4)	34,497	—
Deferred tax liability, net	3,167	—

Total liabilities	151,408	22,833

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 20,597,919 and 20,137,145 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	254,403	242,109
Accumulated other comprehensive loss	(2)	(55)
Accumulated deficit	(103,635)	(122,370)

Total stockholders’ equity	150,768	119,686

Total liabilities and stockholders’ equity	$302,176	$142,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product revenue	$37,095	$7,305	$56,577	$8,088
Costs and expenses:
Cost of sales	4,473	875	6,856	943
Research and development	4,046	2,562	7,264	4,401
Selling, general and administrative	11,365	9,220	22,536	17,164
Amortization of intangible asset	1,014	329	2,028	329
Change in acquisition-related contingencies (Notes 4 and 6)	704	—	704	—

Total costs and expenses	21,602	12,986	39,388	22,837

Income (loss) from operations	15,493	(5,681)	17,189	(14,749)
Interest income	140	11	278	12
Interest expense	(269)	(387)	(569)	(795)
Gain from settlement of retention option (Note 3)	—	31,079	—	31,079
Other income (expense), net	(4)	—	(194)	500

Income before income taxes	15,360	25,022	16,704	16,047
Income tax benefit	(2,119)	—	(2,031)	—

Net income	$17,479	$25,022	$18,735	$16,047

Net income per share
Basic	$0.86	$1.25	$0.92	$0.86

Diluted	$0.81	$1.17	$0.87	$0.80

Weighted average number of shares used to compute net income per share of common stock:
Basic	20,335,618	20,050,987	20,263,803	18,716,332

Diluted	21,613,996	21,358,275	21,572,716	19,978,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,479	$25,022	$18,735	$16,047
Other comprehensive income:
Unrealized gain on investments arising during the period	8	—	53	—

Other comprehensive income	8	—	53	—

Comprehensive income	$17,487	$25,022	$18,788	$16,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$18,735	$16,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	193	51
Amortization of debt discount and debt issuance cost	278	278
Stock-based compensation expense	3,220	1,756
Amortization of intangible asset	2,028	329
Gain from foreign currency translation adjustment	(17)	—
Provision for inventory obsolescence	145	—
Amortization of discount on available-for-sale investments	208	—
Excess tax benefit from stock-based compensation	(47)	—
Gain from settlement of retention option (Note 3)	—	(31,079)
Change in acquisition-related contingent consideration and contingent liability (Note 6)	704	—
Changes in assets and liabilities, net of impact of acquisition of Andromeda Biotech Ltd. (“Andromeda”)
Accounts receivable	(15,001)	(1,723)
Inventories	479	(1,065)
Prepaid expenses and other assets	495	345
Accounts payable	295	(120)
Deferred rent	286	—
Deferred taxes	(2,885)	—
Accrued liabilities and other	14,343	2,182

Net cash provided by (used in) operating activities	23,459	(12,999)

Cash flows from investing activities
Acquisition of property and equipment	(291)	(433)
Purchase of available-for-sale investments	(5,280)	—
Maturity of available-for-sale investments	4,040	—
Acquisition of Andromeda, net of cash acquired	(14,039)	—
Acquisition of rights to BUPHENYL, net of AMMONUL option (Note 3)	—	10,962

Net cash provided by (used in) investing activities	(15,570)	10,529

Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	—	64,488
Proceeds from issuance of common stock from stock option exercises	1,232	337
Excess tax benefit from stock-based compensation	47	—
Payments of offering costs	—	(776)
Principal payments under notes payable	(2,763)	(1,705)

Net cash provided by (used in) financing activities	(1,484)	62,344

Net increase in cash and cash equivalents	6,405	59,874
Cash and cash equivalents, beginning of period	74,232	49,853

Cash and cash equivalents, end of period	$80,637	$109,727

Supplemental cash flow information
Cash paid for interest	$313	$532
Stock-based compensation capitalized into inventories	18	26
Supplemental disclosure of noncash investing and financing activities
Option to purchase rights to BUPHENYL and AMMONUL (Note 3)	—	283
Unrealized gain on available-for-sale investments	53	—
Acquisition of Andromeda (Note 4)
Cash paid for acquisition	$14,345	—
Cash acquired in acquisition	(306)	—
Net cash paid for acquisition	$14,039	—
Fair value of common stock issued in connection with the acquisition	$7,778	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Formation and Business of the Company

Hyperion Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on November 1, 2006. The Company was in the development stage from inception through March 31, 2013. During this period, the Company’s activities consisted primarily of raising capital, negotiating a promotion and drug development collaboration agreement, establishing a management team and performing drug development activities. The Company launched RAVICTI® (glycerol phenylbutyrate) Oral Liquid during the quarter ended March 31, 2013.

On May 31, 2013, the Company acquired BUPHENYL, an FDA-approved therapy for treatment of three of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). Subsequent to the acquisition on May 31, 2013, the Company started selling BUPHENYL Tablets and Powder within and outside the United States.

As discussed in Note 4, on June 12, 2014, the Company completed the acquisition of Andromeda Biotech Ltd. (“Andromeda”), an Israeli company. This acquisition broadens the Company’s pipeline to include DiaPep277®, a potentially first-in-class immunotherapy for Type 1 diabetes in patients with residual beta cell function. DiaPep277 is currently being evaluated in a fully enrolled Phase 3 clinical study in adult patients and holds Orphan Drug designation in the U.S.

The Company is a commercial stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the area of orphan diseases. The Company has developed RAVICTI to treat seven of the eight most prevalent subtypes of urea cycle disorders (“UCD”) and is developing glycerol phenylbutyrate (“GPB”) for the potential treatment of hepatic encephalopathy (“HE”). UCD and HE are generally characterized by elevated levels of ammonia in the bloodstream. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company’s product, RAVICTI, is designed to lower ammonia in the blood. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through conversion of ammonia to urea. HE is a serious but potentially reversible neurological disorder that can occur in patients with liver scarring, known as cirrhosis, or acute liver failure. On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. In addition, the Company is developing DiaPep277, a first-in-class immune intervention therapy for the potential treatment of Type 1 diabetes for patients with residual beta cell function. Type 1 (or insulin dependent) diabetes is an auto immune disease that results in the destruction of beta cells, the insulin secreting cells in the pancreas, resulting in loss of glycemic (glucose or blood sugar) control.

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of June 30, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At June 30, 2014, the Company had an accumulated deficit of $103.6 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase 3 trial of GPB for the treatment of patients with episodic HE and as it continues the development of DiaPep277. In addition, the Company expects to incur increased sales and marketing expenses with the continued commercialization of RAVICTI and marketing of BUPHENYL in UCD. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval for DiaPep277 and for GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries: Hyperion Therapeutics Ltd., Hyperion Therapeutics Ireland Holding Ltd., Hyperion Therapeutics Ireland Operating Ltd., Hyperion Therapeutics Israel Holding Corp. Ltd., and Andromeda Biotech Ltd. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets and liabilities, goodwill and intangible assets valuation, acquisition-related contingent consideration, acquisition related contingent liability, stock-based compensation expense, income taxes, revenue recognition and product sales allowances. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk and Significant Customers

The Company’s cash and cash equivalents and investments are maintained with financial institutions located in and outside the United States. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not recognized any losses from credit risks during the periods presented and management does not believe that the Company is exposed to significant credit risk from its cash and cash equivalents or investments.

The Company is also subject to credit risk from its accounts receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to a specialty distributor in the United States and to international distributors, pharmacies and hospitals outside the United States. Customer creditworthiness is monitored and collateral is not required. As of June 30, 2014, there were no credit losses on the Company’s accounts receivable. As of June 30, 2014, the specialty distributor in the United States accounted for 90% of accounts receivable balance and one international distributor accounted for 5% of the accounts receivable balance.

The specialty distributor accounted for 92% of net product revenue for the three and six months ended June 30, 2014. One international distributor accounted for 5.2% and 3.9% of net product revenue for the three and six months ended June 30, 2014.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of long-term investments, the acquisition-related contingent consideration represent their estimated fair values. The Company’s debt obligations are carried at historical cost, which approximates fair value.

Business Combinations

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred.

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

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Intangible asset with finite lives are amortized over their estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible asset are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset.

IPR&D

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized.

The fair value of an IPR&D intangible asset is determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition, and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. A reporting unit is the same as, or one level below, an operating segment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.

Indefinite-lived intangible assets, including acquired IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration, which consists primarily of potential milestone payments and royalty obligations, is recorded in the consolidated balance sheets at its acquisition date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting

Acquisition-Related Contingent Liability

Acquisition-related contingent liability, which consists primarily of potential milestone payments and royalty obligations, and potential payments to certain employees of Andromeda is recorded in the condensed consolidated balance sheets at its acquisition date estimated fair value. The Company reassesses the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the condensed consolidated statements of operations. For liabilities payable to employees, the Company accounts for the liability in accordance with Financial Accounting Stands Board (“FASB”) Accounting Stand Codification (“ASC”) 450 Contingencies.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company determines that persuasive evidence of an arrangement exists based on written contracts that defined the terms of the arrangements. In addition, the Company determines that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue, net: The Company’s product revenue represents sales of RAVICTI and BUPHENYL which are recognized once all four revenue recognition criteria described above are met. The Company recognizes revenue net of product sales allowances. Product shipping and handling costs are included in cost of sales. Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, the Company could reasonably estimate and determine sales allowances, therefore the Company began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non-recurring recognition of an additional $8.6 million in net revenues.

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

Cost of BUPHENYL sales as a percentage of revenue was higher and not indicative of cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which is expensed to cost of sales as that inventory is sold. As of March 31, 2014, the entire fair value of acquired BUPHENYL inventory has been charged to expense, primarily cost of sales.

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

Foreign Currency Translations

Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity’s most predominant cash flows. The reporting and functional current of the Company and its subsidiaries is the U.S. dollar.

Gains and losses resulting from foreign currency transactions are translated at the weighted average rate of exchange prevailing during the period. Any monetary asset or liability denominated in foreign currency and is translated at the rate of exchange in effect on the balance sheet date. Any gains and losses resulting from foreign currency translations are included in other income (expense)-net in the condensed consolidated statements of operations. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in stockholders’ equity that are excluded from net income, specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.

Net Income per Share of Common Stock

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

On April 29, 2013, the Company exercised its option to purchase BUPHENYL and AMMONUL. Ucyclyd subsequently exercised its time-limited right to elect to retain all rights to AMMONUL (“retention option”) for a contractual purchase price of $32.0 million (“retention amount”). Upon closing of the transaction, Ucyclyd paid the Company a net payment of $11.0 million, which reflects the Company’s contractual purchase price for Ucyclyd’s worldwide rights to BUPHENYL in the amount of $19.0 million being off-set against Ucyclyd’s retention amount for AMMONUL and a $2.0 million payment due to Ucyclyd for inventory that the Company purchased from Ucyclyd. The Company has retained a right of first negotiation should Ucyclyd later decide to sell, exclusively license, or otherwise transfer the AMMONUL assets to a third party.

On May 31, 2013, the Company completed the acquisition of BUPHENYL. Upon Ucyclyd’s exercise of its retention option, the Company recorded a gain of approximately $31.1 million in its consolidated statement of operaations. The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL.

4. Acquisitions

Acquisition of Andromeda

Description of the Transaction

On April 23, 2014, Hyperion Therapeutics Israel Holding Corp. Ltd. (“Hyperion Israel”), a wholly-owned subsidiary of the Company entered into a share purchase agreement with Clal Biotechnology Industries Ltd. to purchase all outstanding shares of Andromeda Biotech Ltd. (“Andromeda”), an Israeli company. On June 12, 2014 (the “Acquisition Date”), Hyperion Israel completed the purchase of all of the outstanding ordinary shares of Andromeda. The Andromeda acquisition is accounted for as a business combination. The results of operations of Andromeda have been included in the Company’s condensed consolidated statements of operations starting from June 12, 2014, the date on which the Company obtained effective control of Andromeda. The net loss from operations of Andromeda for the period from June 12, the acquisition date to June 30, 2014 was $1.4 million.

Andromeda was incorporated in Israel in 2007 and is primarily focused on the development of DiaPep277, a potentially first-in-class immunotherapy for Type 1 diabetes in patients with residual beta cell function. DiaPep277 is designed to preserve endogenous insulin secretion by selectively impeding beta cell destruction without impacting other essential immunological functions or causing systemic immune suppression. DiaPep277 is currently being evaluated in a fully enrolled Phase 3 clinical study in adult patients and holds an Orphan Drug designation in the U.S.

Fair Value of Consideration Transferred

The Company accounted for the acquisition of Andromeda as a business combination under the acquisition method of accounting. The Acquisition Date fair value of the total consideration transferred to acquire Andromeda was as follows:

	(in thousands)
Cash paid	$14,345
Fair value of Company’s common stock issued (312,869 shares)	7,778	*
Acquisition-related contingent consideration	68,961

Total fair value of consideration transferred	$91,084

*	The fair value of the common stock was measured using the Company’s closing stock price on June 12, 2014.

The Company estimated the fair value of the acquisition-related contingent consideration on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement on the acquisition date is based on key assumptions such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted using estimated discount rate that commensurate with the risks of the expected cash flows attributable to the various milestones. The material factors that may impact the fair value are the probabilities of achieving the related milestones and the discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value relating to the acquisition-related contingent consideration at each reporting date, will be updated with the changes in fair value reflected in the company’s consolidated statements of operations.

Assets Acquired and Liabilities Assumed

The following table summarizes the provisional allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Assets acquired
IPR&D	$135,712
Cash and cash equivalents	306
Prepaid expenses	95
Property and equipment, net	22
Other assets	578
Liabilities assumed
Current liabilities	(9,079)
Deferred tax liability	(6,051)
Acquisition related contingent liability	(34,288)

Total identifiable net assets	87,295
Goodwill	3,789

Total consideration transferred	$91,084

The amounts above are considered preliminary and are subject to change once the Company finalizes the determination of the fair value of assets acquired and liabilities assumed. Thus, these amounts are subject to refinement and final determination of the fair values of net assets acquired and may result in certain adjustments to the amounts presented above.

The contingent liabilities amounting to $34.3 million relate to potential royalties and milestone payments and potential payments to certain employees of Andromeda that is contingent upon their continued employment with the Company. The Company reassesses the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the condensed consolidated statements of operations. For liabilities payable to employees, the Company accounts for the liability in accordance with ASC 450 Contingencies. The Company recorded $0.2 million of the change in value in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014.

Goodwill recorded as a result of the acquisition of Andromeda is not deductible for tax purposes. The goodwill primarily represents the tax impact of the IPR&D and acquisition related contingencies as well as acquiring Andromeda’s assembled workforce.

Acquisition of BUPHENYL from Ucyclyd Pharma, Inc.

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

Pro forma Impact of Business Combination

The following consolidated pro forma information is based on the assumption that the Andromeda acquisition occurred on January 1, 2013 and BUPHENYL acquisitions occurred on January 1, 2012. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisitions during these periods or which might be reported in the future. The unaudited pro forma information reflects primarily the application of the following adjustments:

•	the elimination of the historical research and development expenses and general and administration expenses related to options granted to employees which were cancelled as part of the Andromeda acquisition;

•	the elimination of the historical interest expenses related to loans provided by former shareholders which were cancelled as part of the Andromeda acquisition

•	the exclusion of acquisition-related costs incurred for the acquisitions;

•	the inclusion of amortization expense related to the fair value of the intangible asset acquired relating to BUPHENYL;

•	the inclusion of the step-up value related to inventory sold that was acquired as part of the BUPHENYL acquisition. Such amounts are included in the applicable comparative period for purposes of pro forma financial information

•	as noted above, the Company issued 312,869 shares of its common stock as part of the Andromeda acquisition. The common shares were included in the pro-forma earnings per share calculation.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition of Andromeda been completed on January 1, 2013 and acquisition of BUPHENYL been completed on January 1, 2012. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

	For the three months ended June 30,		For the six months ended June 30,
	(in thousands except per share data, unaudited)
	2014	2013	2014	2013
Total revenues	$37,095	$9,152	$56,577	$18,784
Net income	15,202	25,767	13,001	18,330
Net income per common share:
Basic	0.74	1.27	0.63	0.96
Diluted	0.70	1.19	0.59	0.90

Acquisition-related Costs

Acquisition-related expenses consist of transaction costs which represent external costs directly related to the acquisition of Andromeda and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition. Acquisition-related expenses for the three and six month periods ended June 30, 2014 were $1.3 million for both periods. Acquisition-related expenses for the three and six months ended June 30, 2013 were $0.3 million and $0.4 million, respectively. These expenses were recorded to selling and general administrative expense in the condensed consolidated statements of operations.

5. Investments

All investments were classified as available-for-sale at June 30, 2014 and December 31, 2013, respectively. The principal amounts of investments by contractual maturity at June 30, 2014 and December 31, 2013 are summarized in the tables below:

	Contractual Maturity Date for the Period Ended June 30,		Total Book Value at June 30, 2014	Unrealized Gain (loss)	Aggregate Fair Value at June 30, 2014
	2015	2016
Certificates of deposit	$11,970	$2,640	$14,610	$(16)	$14,594
Corporate notes	18,804	—	18,804	12	18,816
U.S. Government agency securities	8,001	—	8,001	1	8,002
Commercial paper	3,497	—	3,497	1	3,498

Total	$42,272	$2,640	$44,912	$(2)	$44,910

	Contractual Maturity Date for the Years Ended December 31,		Total Book Value at December 31, 2013	Unrealized Loss	Aggregate Fair Value at December 31, 2013
	2014	2015
Certificates of deposit	$10,525	$2,845	$13,370	$(27)	$13,343
Corporate notes	6,047	12,960	19,007	(24)	18,983
U.S. government agency securities	8,011	—	8,011	(3)	8,008
Commercial paper	3,492	—	3,492	(1)	3,491

Total	$28,075	$15,805	$43,880	$(55)	$43,825

The Company evaluated its investments and determined that there were no other-than-temporary impairments as of June 30, 2014.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of June 30, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at June 30, 2014
	Aggregate Fair Value	Unrealized Gain (loss)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Gain (loss)
Certificates of deposit	$11,962	$(8)	$2,632	$(8)	$14,594	$(16)
Corporate notes	18,816	12	—	—	18,816	12
U.S. government agency securities	8,002	1	—	—	8,002	1
Commercial paper	3,498	1	—	—	3,498	1

Total	$42,278	$6	$2,632	$(8)	$44,910	$(2)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at December 31, 2013
	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Certificates of deposit	$10,507	$(18)	$2,836	$(9)	$13,343	$(27)
Corporate notes	6,039	(8)	12,944	(16)	18,983	(24)
U.S. government agency securities	8,008	(3)	—	—	8,008	(3)
Commercial paper	3,491	(1)	—	—	3,491	(1)

Total	$28,045	$(30)	$15,780	$(25)	$43,825	$(55)

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,013	$—	$—	$38,013

Total cash equivalents	$38,013	$—	$—	$38,013

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$11,962	$—	$11,962
Commercial paper	—	3,498	—	3,498
Corporate notes	—	18,816	—	18,816
U.S. Government agency securities	—	8,002	—	8,002

Total short-term investments	—	42,278	—	42,278

Long-term:
Certificates of deposit	—	2,632	—	2,632

Total long-term investments	—	2,632	—	2,632

Total available-for-sale securities	$—	$44,910	$—	$44,910

Liabilities:
Acquisition-related contingent consideration	$—	$—	$69,456	$69,456

Total acquisition-related contingent consideration	$—	$—	$69,456	$69,456

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,506	$—	$—	$38,506
Certificates of deposit	—	480	—	480

Total cash equivalents	$38,506	$480	$—	$38,986

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$10,507	$—	$10,507
Commercial paper	—	3,491	—	3,491
Corporate notes	—	6,039	—	6,039
U.S. Government agency securities	—	8,008	—	8,008

Total short-term investments	—	28,045	—	28,045

Long-term:
Certificates of deposit	—	2,836	—	2,836
Corporate notes	—	12,944	—	12,944

Total long-term investments	—	15,780	—	15,780

Total available-for-sale securities	$—	$43,825	$—	$43,825

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$5,771	$6,145

	December 31, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes	$8,273	$8,860

Valuation Techniques

Level 1 Inputs

The Company classifies money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

Level 2 Inputs

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

Level 3 Inputs

Notes Payable

The Company has determined that its notes payable would be classified as a Level 3 item in the fair value hierarchy. The fair value of these notes is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company.

Acquisition-related Contingent Consideration and Liabilities

In connection with the acquisition of Andromeda, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. The Company estimates the fair value of the contingent consideration liabilities on the acquisition date and each reporting period thereafter using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted using estimated discount rate that commensurate with the risks of the expected cash flows attributable to the various milestones.

Each reporting period thereafter, the Company revalues these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations in changes in fair value of contingent consideration expenses within the condensed consolidated statements of operations until such time that the related product candidate receives marketing approval. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.

Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement.

The following table provides a rollforward of acquisition-related contingent consideration, which is recorded in our condensed consolidated balance sheets (in thousands):

Amount
Beginning balance as of January 1, 2014	$—
Fair value on date of acquisition	68,961
Net changes in valuation	495

Fair value as of June 30, 2014	$69,456

7. Inventories

The following table represents the components of net inventories (in thousands):

	June 30, 2014	December 31, 2013
Raw Materials	$1,416	$697
Work-in-process	46	—
Finished goods	1,445	2,816

Total	$2,907	$3,513

On May 31, 2013, the Company acquired BUPHENYL from Ucyclyd. As part of the acquisition, the Company purchased inventories from Ucyclyd and the Company recorded these inventories at fair value in the amount of $3.9 million on the Acquisition Date. As of March 31, 2014, the entire fair value of acquired BUPHENYL inventory has been charged to expenses, primarily cost of sales.

8. Property and Equipment

The following table represents the components of property and equipment (in thousands):

	June 30, 2014	December 31, 2013
Computers and Software	$931	$563
Furniture and Fixtures	320	320
Office Equipment	53	53
Capital work in progress	209	264

	1,513	1,200
Less: Accumulated depreciation	(457)	(264)

Total property and equipment, net	$1,056	$936

Depreciation expense for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $32,000 and $0.1 million, respectively.

9. Intangible Assets and Goodwill

Finite lived intangible asset

In May 2013, the Company acquired BUPHENYL and as part of this transaction, the Company recognized $16.5 million of an intangible asset relating to BUPHENYL product rights. The intangible asset is amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefit of the intangible asset is consumed as revenue is generated. The pattern of consumption of the economic benefit is estimated using the future projected cash flow of the intangible asset. The Company estimated the useful life of the BUPHENYL product rights to be 10 years. The weighted average life remaining as of June 30, 2014 is 8.5 years.

Intangible asset amortization expense was $1.0 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Intangible asset amortization expense was $2.0 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2014	2015	2016	2017	2018
Amortization expense	$4,053	$3,294	$1,157	$1,048	$1,012

Indefinite lived intangible asset and Goodwill

In June 2014, the Company acquired Andromeda and as part of this transaction, the Company recognized $135.7 million of an intangible asset relating to purchased IPR&D and $3.8 million of goodwill. The intangible asset related to the IPR&D projects is considered to be an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. The Company does not amortize goodwill and intangible asset with indefinite useful lives. The Company tests goodwill and its indefinite-lived intangible asset for impairment on an annual basis and in between annual tests if they become aware of any events or changes that would indicate a reduction in the fair value of the assets below their carrying amounts.

10. Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	June 30, 2014	December 31, 2013
Clinical trial expenses	$226	$246
Payroll and related expenses	2,780	4,278
Gross to net sales accruals	7,991	5,235
Royalty payable	2,525	1,154
Legal accrual	368	45
Taxes payable	629	326
Interest payable	40	61
Liability with respect to acquisition of Andromeda	4,615	—
Other liabilities	12,161	842

Total	$31,335	$12,187

For the period ended June 30, 2014, Other liabilities includes an amount of $10.9 million relating to acquisition related consideration which was subsequently paid in July 2014.

11. Notes Payable

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

Amortization of debt discount for the three and six month periods ended June 30, 2014 and 2013 was $0.1 million and $0.3 million, respectively.

As discussed in Note 19, the outstanding notes payable were paid in full on July 18, 2014.

12. Warrants

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

The following table summarizes the outstanding warrants and the corresponding exercise price as of March 31, 2014 and December 31, 2013:

	Number of Shares Outstanding
	June 30, 2014	December 31, 2013	Per Share Exercise Price
October 2007 common stock warrants	274	274	$1,913.05

Total	274	274

13. Commitments and Contingencies

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

In addition to above, due to the acquisition of Andromeda (Note 4), the Company may be liable to pay the former shareholders of Andromeda and other third parties for potential regulatory and milestone payments and royalties relating to future product sales and has recorded an acquisition related contingent consideration and contingent liability on its condensed consolidated balance sheets. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur.

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections and other legal matters arising in the ordinary course of business or otherwise. On March 17, 2014, the Company received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain of the Company’s patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. The Company filed suit against Par on April 23, 2014 to protect its patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York.

14. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plans

In April 2012, the board of directors of the Company adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”). The Company’s stockholders approved the 2012 Plan in July 2012. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012

Effective January 1, 2014, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan, the shares available for issuance under the 2012 Plan increased by 805,485 shares. As of June 30, 2014, the Company had 793,351 shares of common stock available for issuance and 1,672,768 options, 126,705 restricted stock units (“RSU’s”) and 8,988 performance stock units (“PSU’s”) were outstanding under the 2012 Plan. During the six months ended June 30, 2014, the board of directors approved the grants of 620,769 stock options at exercise prices in the range of $24.64 - $31.00, 115,455 RSU’s and 8,988 PSU’s under the 2012 Plan.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Equity Incentive Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of June 30, 2014, there were 1,441,158 options outstanding under the 2006 Plan.

In March 2014, the Company recorded an expense of $0.1 million related to the modification of certain stock options.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and RSU’s is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$40	$2	$42	$3
Research and development	278	143	425	235
Selling general and administrative	1,576	1,108	2,795	1,521

Total	$1,894	$1,253	$3,262	$1,759

Stock-based compensation of $10,000 and $18,000 was capitalized into inventories for the three and six months ended June 30, 2014. Stock-based compensation of $17,000 and $26,000 was capitalized into inventories for the three and six months ended June 30, 2013. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported.

15. Income Taxes

At December 31, 2013, the Company had U.S. net operating loss carryforwards of approximately $72.5 million and $112.5 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The net operating loss carryforwards will begin to expire in 2026 for federal and 2016 for state purposes. At June 12, 2014, the Company had Israeli net operating loss carryforwards of $61.6 million which do not expire.

GPB was granted orphan drug designation in 2009 by the FDA for the maintenance treatment of patients with UCD and for the intermittent or chronic treatment of patients with any grade of HE. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. The Company had $18.0 million of federal credit carryforwards of which $17.4 million relates to Orphan Drug Credit claims for 2009 through 2013. The Company has claimed tax credits for its research and development activities in Israel and has $3.0 million of credit carryforwards.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company’s current assessment of income from potential future sales, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

Income tax benefit was $2.1 million and $2.0 million for the three and six months ended June 30, 2014, respectively. Expected taxable income in 2014 in the U.S. will largely be offset by federal and state net operating losses and credits. Expected losses in 2014 in Israel will create additional net operating losses, which are currently benefited as there is sufficient future taxable income to offset them.

There was no interest or penalties accrued through June 30, 2014. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the United States federal and California jurisdictions and for the years 2010 through the current period in Israel. The Company is not currently under income tax examinations by any tax authorities.

16. Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income per share
Numerator:
Net income	$17,479	$25,022	$18,735	$16,047

Denominator:
Weighted-average number of common shares outstanding – basic	20,335,618	20,050,987	20,263,803	18,716,332
Dilutive effect of stock-options and awards	1,278,378	1,307,288	1,308,913	1,261,757

Weighted average common shares outstanding – dilutive	21,613,996	21,358,275	21,572,716	19,978,089

Net income per share:
Basic	$0.86	$1.25	$0.92	$0.86

Diluted	$0.81	$1.17	$0.87	$0.80

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income per share, as the effect of including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	1,366,021	675,969	1,365,873	380,745
October 2007, April 2008 and 2012 common stock warrants	274	274	274	274

Total	1,366,295	676,243	1,366,147	381,019

17. Related Party Transaction

As part of the Company’s acquisition of BUPHENYL, the Company assumed the existing BUPHENYL distributor’s agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013 SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in various territories in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During the three and six months ended June 30, 2014 the Company recognized $1.9 million and $2.2 million, respectively, from sales to SOBI. During the first half of 2013 there were no revenues recognized from SOBI. As of June 30, 2014, trade receivable from SOBI amounted to $1.0 million.

18. Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business.

Net product revenue for RAVICTI and BUPHENYL for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RAVICTI	31,553	6,210	47,069	6,993
BUPHENYL	5,742	1,095	9,708	1,095
Co-payment assistance	(200)	—	(200)	—

Total	37,095	7,305	56,577	8,088

Net product revenue for RAVICTI and BUPHENYL by geographic region are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	34,056	7,223	52,052	8,006
Canada	983	—	1,783	—
Rest of the world	2,056	82	2,742	82

Total	37,095	7,305	56,577	8,088

Long lived assets consist of property and equipment which at June 30, 2014 and December 31, 2013 are primarily in the U.S.

19. Subsequent Events

On July 18, 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for two tranches of term loans of up to $16.0 million (the “Term Loans”) and a revolving credit line of up to $5.0 million (the “Revolving Loans” and together with the Term Loans, the “Loans”). The Company drew down both tranches of the Term Loans at closing, of which approximately $5.8 million was used to pre-pay the Company’s existing notes payable (as discussed in Note 11). The actual amount of Revolving Loans that are available from time to time under the Loan and Security Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts.

The Company’s obligations under the Loan and Security Agreement are collateralized by a first priority security interest in substantially all of the Company’s assets, excluding its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, except that the Company may grant licenses of its intellectual property as set forth in the Loan and Security Agreement.

The Company is required to pay interest only for the first 18 months of the Term Loans, followed by 30 equal monthly payments of interest and principal. The Term Loans will mature on June 30, 2018. The Revolving Loans will mature on July 18, 2017. The Loan and Security Agreement provides for an interest rate of 4.0% per year on the Term Loans and the prime rate plus 0.75% per year on the Revolving Loans, with a minimum interest requirement on the Revolving Loans. Upon the maturity date of the Term Loans, a final payment fee of 6.75% of the original principal amount of such Term Loans (the “Final Payment”) will be due.

The Loan and Security Agreement contains customary representations, warranties and covenants (including the requirement to meet one of two financial covenants) by the Company, as well as customary events of default and indemnification obligations of the Company. Upon an event of default, after any applicable grace or cure period, all amounts owed under the Loan Agreement may be declared due and payable, including the original principal amount of the Loans, the accrued but unpaid interest thereon, the Final Payment and the prepayment fee.

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

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the area of orphan diseases. Our products, RAVICTI® (glycerol phenylbutyrate) Oral liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage. UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 600 patients are currently treated with an FDA approved medication. In addition, we are developing DiaPep277 ®, a first-in-class immune intervention therapy for the potential treatment of Type 1 diabetes in patients with residual beta cell function. Type 1 (or insulin dependent) diabetes is an auto immune disease that results in the destruction of beta cells, the insulin secreting cells in the pancreas, resulting in loss of glycemic (glucose or blood sugar) control.

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

An average gross selling price per patient per year of RAVICTI therapy is currently approximately $350,000. The price of BUPHENYL per gram is approximately one quarter that of RAVICTI. Prices for both therapies vary among patients because doses are individualized based on a patient’s weight and disease severity. We have launched a dedicated call center, which serves as an integrated resource for RAVICTI prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for patients. In addition, the call center provides financial support assistance to BUPHENYL patients. Together with distribution via two specialty pharmacies, we believe these services provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease. As part of our ongoing commitment to the patient community, we provide our UCD products at no cost to patients as we help them establish insurance coverage for our UCD products and donate to an independent foundation with an established track record of enabling patients to access medications affordably.

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

In June 2014, we completed the acquisition of Andromeda. Andromeda was incorporated in Israel in 2007 and is primarily focused on the development of DiaPep277, a first-in-class immune intervention therapy for Type 1 diabetes in patients with residual beta cell function, an orphan indication with approximately 35,000 adults diagnosed annually across the U.S. and Europe. DiaPep277 is currently being evaluated in a Phase 3 clinical study in adult patients (ages 20-45) with Type 1 diabetes diagnosed within the last six months. The Phase 3 study is fully enrolled and results are anticipated in the first quarter of 2015. If the data from the study is positive, we plan to file a New Drug Application (“NDA”) and a Marketing Authorization Application (“MAA”) in the second half of next year, with the US and EU, respectively. Andromeda is also conducting an open label extension study to gather an additional two years of safety data, to further support the safety of the drug. This study is expected to complete in 2017, and is not required for filing or approval.

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

The manufacturing costs we incurred prior to FDA approval of RAVICTI have been recorded as research and development expenses in our condensed consolidated statements of operations. For RAVICTI, we expect that cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval is utilized, as these previously manufactured products have been fully expensed as research and development expenses in prior periods.

As a result of the business combination related to the purchase of BUPHENYL, cost of sales is higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which were expensed to cost of sales as that inventory was sold and is not indicative of cost of sales in future periods. Since the inventories we purchased were part of the business combination, the inventories were recorded at fair value on the acquisition date.

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

We expense both internal and external research and development expenses as they are incurred. We have developed RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our programs and these costs are included in unallocated costs as detailed below. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
UCD Program	$2,379	$1,618	$4,731	$2,545
HE Program	892	235	1,552	549
DiaPep277 Program	574	—	574	—
Unallocated	201	709	407	1,307

Total	$4,046	$2,562	$7,264	$4,401

We expect our research and development expenses to increase when we initiate our Phase III trial of GPB for the treatment of patients with episodic HE. Additionally, we expect these costs to increase due to the acquisition of Andromeda and its ongoing Phase 3 trial of DiaPep277. Due to the inherently unpredictable nature of product development, we are currently unable to exactly predict the expenses we will incur or the duration of the trial. Based on our current discussions with FDA, our estimate of the cost of our Phase III trial of GPB in HE will be between $50.0 million to $55.0 million from initiation of the trial until submission of data to FDA.

Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Development timelines, the probability of success and development expenses can differ materially from expectations. Clinical trials in orphan diseases, such as UCD, HE and Type 1 diabetes in patients with residual beta cell function may be difficult to enroll given the small number of patients with these diseases. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Selling, General and Administrative Expenses

Selling general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development, legal, investor relations, marketing, commercial and sales functions, including fees to third party vendors providing customer support services. Other significant expenses include consulting fees, allocated facilities expenses and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our selling, general and administrative expenses will increase with the acquisition of Andromeda and continued commercialization of RAVICTI and marketing of BUPHENYL. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

On February 6, 2014, the Board of Directors of the Company approved performance RSU grants to sales individuals. These RSU’s will become fully vested if both the performance and service conditions are met. If the performance and service conditions are met, the total expense recorded in the current year for these RSU’s would be approximately $0.2 million.

On March 17, 2014, we received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain our patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. We filed suit against Par on April 23, 2014 to protect our patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. As a result of this pending litigation and the expansion of our business, we expect our legal expenses to increase in the future.

Amortization of intangible asset

In 2014, the amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Note 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Change in acquisition-related contingencies

In connection with the acquisition of Andromeda, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We estimated the fair value of the acquisition-related contingent consideration and contingent liabilities on the acquisition date and at the end of the reporting period thereafter. Any change in the fair value of contingent consideration on the reporting date and the acquisition date is recorded in this line item on the condensed consolidated statements of operations. Contingent liabilities are evaluated in accordance with ASC 450 at each reporting period with charges recorded in this line item on the condensed consolidated statements of operations. For additional information, see Note 6 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Interest Income

Interest income consists of interest earned on our investments and cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Gain from settlement of retention option

The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our condensed consolidated statements of operations. For additional information, see Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2014 was $0.2 million expense and primarily includes amortization of discount on available-for-sale investments partially offset by the gain on foreign currency transactions. During the six months ended June 30, 2013 other income (expense), net consisted of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement.

Income Taxes

We have been granted orphan drug designation by the FDA for our products currently under development. The orphan drug designation allowed us to claim increased federal tax credits for its research and development activities. We have $18.0 million of federal credit carryforwards of which $17.4 million relates to Orphan Drug Credit claims for 2009 through 2013. We have claimed tax credits for our research and development activities in Israel and have $3.0 million of credit carryforwards.

We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering our current assessment of income from potential future sales, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, we may release a significant portion of our valuation allowance against our deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

For the three and six months ended June 30, 2014, we recorded an income tax benefit of $2.1 million and $2.0 million, respectively. Income before income taxes for the three and six months ended June 30, 2014 was $15.4 million and $16.7 million, respectively. The effective income tax benefit rate was 13.8% and 12.2% for the three and six months ended June 30, 2014, respectively. The difference between the effective rate and the U.S. statutory rate is primarily due to the valuation allowance on the U.S. deferred taxes and lower foreign tax rates. There was no income tax expense or benefit for the three and six months ended June 30, 2013.

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

Valuation of Acquisition-Related Contingencies Resulting from the Andromeda Business Combination

In conjunction with the acquisition of Andromeda, we have recorded acquisition-related contingencies upon the achievement of specified development, regulatory approval or sales-based milestone events. The acquisition-related contingencies are measured at their respective fair values as of the acquisition date. The models used in valuing these acquisition-related contingencies require the use of significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the product candidate;

•	the probability of success for unapproved product candidate considering their stage of development;

•	the time and resources needed to complete the development and approval of product candidate;

•	the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

We revalue contingent consideration obligations each quarter following the acquisition and record increases or decreases in their fair value in our condensed consolidated statements of operations.

Increases or decreases in the fair value of our contingent consideration liabilities are recorded in our statements of operations and can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

Valuation of Acquisition-Related Contingent Liability

Acquisition-related contingent liability, which consists primarily of potential milestone payments and royalty obligations, and potential payments to certain employees of Andromeda is recorded in the condensed consolidated balance sheets at its acquisition date estimated fair value. We reassess the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the condensed consolidated statements of operations. For liabilities payable to employees, we account for the liability in accordance with ASC 450 Contingencies.

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

On May 31, 2013, we acquired BUPHENYL including inventory from Ucyclyd. We recorded these inventories at fair value in the amount of $3.9 million on the acquisition date. As of June 30, 2014, we sold the entire inventory acquired from the acquisition of BUPHENYL.

We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We develop demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. During the quarter ended June 30, 2014, we recorded a provision for inventory obsolescence of $0.1 million which was recorded into cost of sales in our condensed consolidated statements of operations.

Goodwill and Intangible Assets

We record intangible assets at acquisition cost less accumulated amortization and impairment. Intangible asset with finite lives are amortized over their estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible asset are consumed as revenue is generated. The pattern of consumption of the economic benefits is estimated using the future projected cash flows of the intangible asset.

The goodwill and indefinite lived intangible asset we acquired in a business combination is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of our financial instruments, including cash equivalents, short-term investments, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of long-term investments and the acquisition-related contingent consideration represent their estimated fair values.

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

Product Revenue

During the three and six months ended June 30, 2014, our product revenues represent sales of RAVICTI and BUPHENYL in the U. S. and outside the U.S. We recognized revenue once all four revenue recognition criteria described above are met.

In 2013, we began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispense RAVICTI to patients in fulfillment of prescriptions. As RAVICTI was our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of RAVICTI to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances could be reasonably estimated. Starting June 2014, we could reasonably estimate and determine sales allowances, therefore we began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non- recurring recognition of an additional $8.6 million in net revenues.

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

The following table summarizes the provisions, and credits/payments, for the gross to net sales deductions:

(in thousands)	Rebates & Chargebacks	Prompt pay discounts	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$5,051	$—	$184	$5,235
Provision related to current period sales	8,203	2,350	997	11,550
Credits/payments	(5,745)	(2,350)	(699)	(8,794)
Balance as of June 30, 2014	$7,509	$—	$482	$7,991

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

Cost of Sales

Our cost of sales during the quarter ended June 30, 2014 consist mainly of third party manufacturing cost of products sold, royalty fees and other indirect costs related to personnel compensation, shipping and supplies.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2014	2013			2014	2013
	(unaudited)				(unaudited)
Product revenue, net	$37,095	$7,305	$29,790	408%	$56,577	$8,088	$48,489	600%
Cost of sales	4,473	875	3,598	411	6,856	943	5,913	627
Research and development	4,046	2,562	1,484	58	7,264	4,401	2,863	65
Selling general and administrative	11,365	9,220	2,145	23	22,536	17,164	5,372	31
Amortization of intangible asset	1,014	329	685	208	2,028	329	1,699	516
Change in acquisition-related contingencies	704	—	704	100	704	—	704	100
Interest income	140	11	129	1,173	278	12	266	2217
Interest expense	(269)	(387)	(118)	(30)	(569)	(795)	(226)	(28)
Gain from settlement of retention option	—	31,079	(31,079)	(100)	—	31,079	(31,079)	(100)
Other income (expense), net	(4)	—	4	100	(194)	500	694	139
Income tax benefit	2,119	—	2,119	100	2,031	—	2,031	100

Revenues

During the three and six months ended June 30, 2014, we generated $37.1 million and $56.6 million of net product revenues. During the three and six months ended June 30, 2013, we generated $7.3 million and $8.1 million of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns and estimated product sales allowances including government rebates, chargebacks, prompt -payment discounts and distributor fees.

For the three months period ended June 30, 2014 and 2013, net product revenues consisted of the following:

•	net U.S. sales from RAVICTI in the amount of $31.6 million and $6.2 million, respectively; and

•	net sales from BUPHENYL in the amount of $5.7 million (of which amount $3.0 million relates to sales outside the U.S. and $2.7 million sales in the U.S.) and $1.1 million (of which amount $0.1 million relates to sales outside the U.S. and $1.0 million sales in the U.S.), respectively.

For the six months period ended June 30, 2014 and 2013, net product revenues consisted of the following:

•	net U.S. sales from RAVICTI in the amount of $47.1 million and $7.0 million, respectively; and

•	net sales from BUPHENYL in the amount of $9.7 million (of which amount $4.5 million relates to sales outside the U.S. and $5.2 million sales in the U.S.) and $1.1 million (of which amount $0.1 million relates to sales outside the U.S. and $1.0 million sales in the U.S.), respectively.

The above amounts for the three and the six month periods ended June 30, 2014 were partially offset by $0.2 million of co-payment assistance.

Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, we were able to reasonably estimate and determine sales allowances, therefore we began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non-recurring recognition of an additional $8.6 million in net revenues for the three and the six months ended June 30, 2014.

Cost of Sales

Cost of sales of $4.5 million for the three months ended June 30, 2014 consisted of BUPHENYL product costs of $1.8 million and RAVICTI product costs of $2.7 million. Cost of sales of $6.9 million for the six months ended June 30, 2014 consisted of BUPHENYL product costs of $2.8 million and RAVICTI product costs of $4.1 million. RAVICTI product costs included $2.5 million and $3.8 million for the three and six months ended June 30, 2014 for royalty expenses payable under our restated collaboration agreement with Ucyclyd Pharma, Inc. Cost of sales of $0.9 million for the three and six months ended June 30, 2013 consisted of BUPHENYL product costs of $0.3 million and RAVICTI product costs of $0.6 million. RAVICTI product costs for the three and six months ended June 30, 2013 primarily included royalty expenses payable under our restated collaboration agreement with Ucyclyd Pharma, Inc.

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

Research and Development Expenses

Research and development expenses increased by $1.5 million, or 58%, to $4.0 million for the three months ended June 30, 2014, from $2.6 million for the three months ended June 30, 2013. This increase was primarily due to increases of $0.6 million in compensation related expenses, $0.7 million increase in EU and Canada regulatory preparation and filing fees related to RAVICTI and $0.6 million due to expenses incurred by Andromeda from the date of acquisition to the reporting date. This was partially offset by decreases of $0.2 million in consulting costs and $0.2 million in clinical development costs.

Research and development expenses increased by $2.9 million, or 65%, to $7.3 million for the six months ended June 30, 2014, from $4.4 million for the six months ended June 30, 2013. This increase was primarily due to increases of $1.3 million in compensation related expenses, $0.1 million increase in consulting costs, $0.9 million increase in EU and Canada regulatory preparation and filing fees related to RAVICTI and $0.6 million due to expenses incurred by Andromeda from the date of acquisition to the reporting date.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.1 million, or 23%, to $11.4 million for the three months ended June 30, 2014, from $9.2 million for the three months ended June 30, 2013. This increase was primarily due to increases of $1.0 million in compensation expense as a result of hiring additional employees in the sales and marketing departments, $0.6 million related to the legal costs incurred for the Andromeda acquisition, $0.2 million related to information technology infrastructure expenses, $0.2 million in other office and administrative related expenses and $0.1 million due to expenses incurred by Andromeda from the date of acquisition to the reporting date.

Selling, general and administrative expenses increased by $5.4 million, or 31%, to $22.5 million for the six months ended June 30, 2014, from $17.2 million for the six months ended June 30, 2013. This increase was primarily due to increases of $3.6 million in compensation expense as a result of hiring additional employees, $1.3 million related to the costs incurred for Andromeda acquisition, $0.3 million related to information technology infrastructure expenses, $0.1 million in other office and administrative related expenses, and $0.1 million due to expenses incurred by Andromeda from the date of acquisition to the reporting date.

Amortization of intangible asset

For the three and six months ended June 30, 2014, amortization of intangible asset in the amount of $1.0 million and $2.0 million pertains to the amortization expense for BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

For the three and six months ended June 30, 2013, amortization of intangible asset in the amount of $0.3 million pertains to the amortization expense for BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

Change in acquisition-related contingencies

For the three and six month periods ended June 30, 2014, change in value of acquisition –related contingencies of $0.7 million pertains to the change in the fair value of the acquisition related contingent consideration and change in the acquisition related contingent liability between the acquisition date and the reporting date.

Interest Income

The changes in interest income were not significant for the three and six months ended June 30, 2014 and 2013.

Interest Expense

Interest expense were $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. Interest expense were $0.6 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Interest expense decreased by $0.2 million, or 28% primarily due to the repayment of our notes.

Gain from settlement of retention option

The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our condensed consolidated statements of operations. For additional information, see Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2014 was $0.2 million expense and primarily includes amortization of discount on available-for-sale investments partially offset by the gain on foreign currency transactions.

During the six months ended June 30, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to our restated collaboration agreement.

Income tax benefit

Income tax benefit was $2.1 million and $2.0 million for the three and six months ended June 30, 2014, respectively. The effective income tax benefit rate was 13.8% and 12.2% for the three and six months ended June 30, 2014. The difference between the effective rate and the U.S. statutory rate is primarily due to the valuation allowance on the U.S. deferred taxes and lower foreign tax rates.There was no income tax expense or benefit for the three and six months ended June 30, 2013.

Liquidity and Capital Resources

During the six months ended June 30, 2014, we generated net revenues of $56.6 million.

As of June 30, 2014 and December 31, 2013, our principal sources of liquidity were our cash provided by operating activities and our cash and cash equivalents and investments.

Prior to our commercialization of RAVICTI our principal source of liquidity was sales of our equity securities. On March 13, 2013, we completed our follow-on offering. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of June 30, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At June 30, 2014, we had an accumulated deficit of $103.6 million. We expect to incur increased research and development expenses when we initiate a Phase III trial of GPB for the treatment of patients with episodic HE and due to the acquisition of Andromeda and its ongoing Phase 3 trial of DiaPep277. In addition, we expect to continue to incur significant commercial, sales and marketing, and outsourced manufacturing expenses in connection with commercialization of RAVICTI and marketing of BUPHENYL in UCD. These increased expenses as compared to prior years include payroll related expenses due to hiring additional employees, costs related to operation of our distribution network and marketing costs and general infrastructure expenses as we expand our organization. Our plans with respect to these matters include utilizing a substantial portion of our capital resources and efforts in completing the development and obtaining regulatory approval of DiaPep 277 in Type 1 diabetes and of GPB in HE, expanding our organization, and commercialization of RAVICTI and marketing of BUPHENYL.

We believe that our existing cash and cash equivalents as of June 30, 2014, and our future expected income will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
(In thousands)	2014	2013
	(unaudited)
Net cash provided by (used in):
Operating activities	$23,459	$(12,999)
Investing activities	(15,570)	10,529
Financing activities	(1,484)	62,344

Net increase in cash and cash equivalents	$6,405	$59,874

Cash provided by operating activities of $23.5 million for the six months ended June 30, 2014 included our net income of $18.7 million, adjusted for non-cash items such as $0.7 million of change in acquisition-related contingencies, $0.3 million of amortization of debt discount and debt issuance cost, $2.0 million of amortization of intangible asset, $3.2 million of stock-based compensation expense, $0.2 million of amortization of discount on available-for-sale investments, $0.2 million of depreciation expense, $0.1 million of provision for inventory obsolescence, a net cash inflow of $11.6 million related to changes in operating liabilities partially offset by a net cash outflow of $14.0 million related to changes in operating assets. Cash used in operating activities of $13.0 million for the six months ended June 30, 2013 included our net income of $16.0 million, adjusted for non-cash items such as $31.1 million of gain from the settlement of retention option, $0.3 million of amortization of debt discount, $0.3 million of amortization of intangible asset, $1.8 million of stock-based compensation expense, a net cash outflow of $2.4 million related to changes in operating assets partially offset by a net cash inflow of $2.1 million related to changes in operating liabilities.

Net cash used in investing activities was $15.6 million for the six months ended June 30, 2014 and primarily consisted of the $14.0 million paid to acquire Andromeda and additions made to property, plant and equipment of $0.3 million. Net cash provided by investing activities was $10.5 million for the six months ended June 30, 2013 and includes a net payment of $11.0 million received from Ucyclyd partially offset by additions made to property and equipment of $0.4 million.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2014 and primarily consisted of payments of notes payable of $2.8 million partially offset by proceeds from issuance of common stock due to exercise of stock options of $1.2 million. Net cash provided by financing activities was $62.3 million for the six months ended June 30, 2013 related primarily to the proceeds from our follow-on offering of $64.5 million (net of underwriting discounts and commissions) and proceeds from issuance of common stock due to exercise of stock options of $0.3 million partially offset by our payments of notes payable of $1.7 million and payments of deferred offering costs of $ 0.8 million.

Future Funding Requirements

We will likely need to obtain additional financing to fund our future operations, including supporting sales and marketing activities related to RAVICTI and BUPHENYL, funding a Phase III trial in HE, as well as funding the ongoing development of DiaPep277 and any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to

•	our ability to successfully commercialize RAVICTI and market BUPHENYL;

•	the amount of sales and other revenues from products and product candidates that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI, BUPHENYL and DiaPep277

•	payments of milestones and royalties to third parties;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments:

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any new collaborative, licensing and other commercial relationships that we may establish.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

We have based these estimates on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we may not achieve the revenues we anticipated and our HE Phase III clinical trial may cost more than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of GPB and DiaPep277 or any other product candidates, we are unable to estimate with any certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RAVICTI, GPB and DiaPep277, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to successfully market BUPHENYL. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate risk. During the three and six months ended June 30, 2014, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2014, we received notification of the Paragraph IV certification from Par Pharmaceutical, Inc. (“Par”) advising us that it had filed an ANDA with the FDA for a generic version of 1.1 gm/ml RAVICTI oral liquid. The Paragraph IV certification, filed on November 19, 2013, alleges that our U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of our U.S. Patent No. 5,968,979, titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which expires in February 2015. We filed suit against Par on April 23, 2014 in Federal district court in the Eastern District of Texas in order to protect our patents. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. We are currently evaluating our options to respond to these motions. However, we cannot predict the outcome of this litigation.

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

On March 17, 2014, we received notice from Par, the generic drug manufacturer that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained what is known as a “Paragraph IV certification.” The Paragraph IV certification alleges that two of our patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of the Company’s U.S. Patent No. 5,968,979, titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which expires in February 2015. Upon notice of the Paragraph IV certification, we had 45 days to file suit to protect our patents in order to obtain a stay of the FDA’s approval of PAR’s ANDA for 30 months, or as lengthened or shortened by the court.

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

We own a first family of pending patent applications in the United States, Europe, Japan, and Canada directed to methods of using, administering, and adjusting the effective dosage of PAA prodrugs including RAVICTI. These methods are based in part on novel findings regarding the conversion of PAA prodrugs to urinary PAGN. We own five additional families of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of a PAA prodrug, including RAVICTI, and to methods of diagnosing, grading, and treating hepatic encephalopathy (“HE”). If granted, these applications could extend patent protection until 2029 to 2034; however, there is a significant risk that these applications will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims and may affect the outcome of our litigation with Par, although its full impact will not be known for many years. Moreover, even if granted, these applications may not provide protection sufficient to protect against the introduction to the market of generic forms of RAVICTI. The entry of generic competitors to the market would likely result in a material decline in sales of RAVICTI.

Andromeda Biotech Ltd. (“Andromeda”), an Israeli company we acquired in June 2014, has exclusive license rights from Yeda Research and Development Company, Ltd. (“Yeda”) to seven different families of United States and non-United States patent applications. Overall, these seven families include nine issued United States patents, six issued EP patents, and over 50 issued non-EP foreign patents, with claims directed to DiaPep277 and other HSP-derived peptides, as well as formulations and methods of use thereof. The United States patents in these licensed families currently expire between September 2014 and August 2016. If DiaPep277 is approved by the FDA, one of the licensed United States patents may be eligible for a Hatch-Waxman term extension of up to five years, which could extend composition of matter coverage to 2020 or 2021.

In addition, Andromeda owns two families of patents and applications with claims directed to HSP-derived peptides other than DiaPep277 and to methods of treating diabetes using DiaPep277 and other HSP-derived peptides. These two families include one issued United States patent, one pending and allowed United States patent application, 2 pending EP patent applications, 2 issued non-EP foreign patents, and 2 pending non-EP foreign patent applications. United States patents issuing from these two families will have a base expiration date between August 2024 and January 2025.

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

If we engage in additional acquisitions, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

We may attempt to continue to acquire businesses, technologies, services, products or product candidates that we believe will maximize stockholder value. On June 12, 2014, we completed our acquisition of Andromeda. Andromeda is currently conducting Phase 3 clinical trials of its product candidate known as DiaPep277, which is being developed to preserve residual beta cell function in newly diagnosed adult onset Type 1 diabetics. While Andromeda will remain a wholly-owned subsidiary, we are currently in the process of integration activities with Andromeda which may result in unforeseen operating difficulties and expenditures. These difficulties may include diversion of resources and management’s attention from our core business and failure to retain key Andromeda executives and employees, which may reduce the value of the acquisition or give rise to additional integration costs. These difficulties may be exacerbated because we have limited experience managing foreign operations.

Upon closing of the acquisition, we paid Andromeda’s security holders an aggregate of $12.5 million in cash, less adjustments for expenses incurred in connection with the transaction and issued 312,869 shares of our common stock with an aggregate fair value of approximately $7.8 million. We also assumed Andromeda’s liabilities on the date of the close. As additional consideration in the Andromeda acquisition, we may pay the former security holders of Andromeda contingent payments as follows: (i) potential global regulatory and approval milestones payments that total $120 million, the first of which would be due upon acceptance of the first marketing application filing for review in either the US or Europe, whichever occurs first; (ii) up to $430 million in commercial milestones, the first of which would be due upon achievement of annual worldwide net sales of $450 million, and (iii) tiered contingent sales payments ranging from 10% on annual worldwide net sales up to $300 million to 17% for annual worldwide net sales that exceed $1.2 billion, with the exception of sales by distributors in certain territories, for which the rate is 25%. The initial costs and future contingent payments we may pay the former security holders are large, and revenue on DiaPep277, if achieved, may not be sufficient to offset these costs.

The Andromeda acquisition and any future acquisitions could also result in the incurrence of additional debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, Andromeda’s product candidate and any additional product candidates acquired in the future may fail to gain approval or authorization or may fail to meet our commercial objectives. Any such failure may result in our inability to realize the anticipated benefits of any acquisition.

If we acquire additional products or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

In addition to our recent acquisition of Andromeda, we may decide to acquire additional products or technologies. Although we acquired BUPHENYL in May 2013, we have limited experience in successfully acquiring and integrating products into our current infrastructure and have no experience integrating products outside the UCD indication. We may not be able to successfully integrate technologies or products without a significant expenditure of operating, financial and management resources. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

•	acquisitions may negatively impact our results of operations because it may require us to: incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, incur or assume substantial debt or liabilities, or it may cause adverse tax consequences or substantial depreciation;

•	we may encounter difficulties in assimilating and integrating the business, technologies or products that we acquire;

•	acquisitions may require significant expected and unanticipated capital infusions, and the acquired products or technologies may not generate sufficient revenue to offset acquisition costs;

•	acquisitions may disrupt our ongoing business, divert resources, increase our expenses and distract our management; and

•	the Andromeda acquisition does, and additional acquisitions may, involve the entry into a geographic or business market in which we have little or no prior experience and will provide challenges associated with managing an increasingly diversified business.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations.

Our failure to adequately address the financial, operational or legal risks of any acquisitions, including the Andromeda acquisition, could harm our business. In addition to the financial and operational risks associated with acquisitions enumerated above that could adversely affect our business, the legal risks associated with business acquisitions include the assumption of known and unknown liabilities of the acquired company, including potential intellectual property claims, contract, tort and employment claims. For example, Evotec International GmbH (“Evotec”), the company from which Andromeda had purchased much of its intellectual property, has asserted that under the terms of its asset purchase agreement, our acquisition of Andromeda triggered a milestone payment obligation of approximately €3.38 million, based on a provision of the agreement triggering such payment upon a sub-licensing transaction to a global pharmaceutical company. Yeda, the institution that holds the patents underlying the technology purchased from Evotec and which would be entitled to 10% of such payment, agrees with Evotec, and has declined to sign a proposed three-way agreement that would resolve the issue. Evotec has stated its intention to file a lawsuit after September 30, 2014 if the matter is not resolved before then. Yeda has also informed us that it is conducting a legal review regarding whether the acquisition constitutes a “sublicense” under Andromeda’s contract with Yeda such that Yeda is entitled to additional amounts received for or from the Andromeda acquisition, and has requested a teleconference between its legal counsel and our personnel to further discuss. We have retained legal counsel to address these matters, and we will incur legal and other costs in resolving them.

If we are unable to successfully manage the Andromeda acquisition and any future acquisitions, our ability to develop and commercialize new products and continue to expand our product pipeline may be limited.

Budget constraints may require us to expend our limited resources to pursue particular product candidates or indications at the expense of others that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources and drug development is an expensive process, we must regularly assess the most efficient allocation of our resources, focusing on development programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. Accordingly, we may choose to delay our development efforts for a promising product candidate or we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs in order to allocate resources to other programs, which could cause us to alter near-term development and/or commercialization objectives. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since those products will be delayed in reaching the market, or may not reach the market at all. If we terminate a clinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a return on our investment.

Furthermore, our resource allocation decisions, and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain rights to development and commercialization.

We may need to obtain additional financing to fund our operations.

We will likely need to obtain additional financing in order to have sufficient resources to fund current programs. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully maintain sales of RAVICTI and BUPHENYL for the treatment of UCD;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of litigation relating to Par or any other litigation or disputes that we may become party to;

•	the costs of integrating acquired businesses or technologies; the amount of sales and other revenues from RAVICTI and BUPHENYL and any other product candidates, including DiaPep277 and GPB for the treatment of HE, that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI, BUPHENYL, GPB and DiaPep277;

•	payments of milestones and royalties to third parties, including Ucyclyd and Andromeda’s former securityholders;

•	cash requirements of any future business acquisitions of products or product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	changes to the design of our clinical trials; and

•	any new collaborative, licensing, or other commercial relationships that we may establish.

Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets, even if we do not have an immediate need for additional capital at that time. Our inability to obtain additional funding when we need it could seriously harm our business.

We may never obtain approval for or commercialize RAVICTI outside of the United States, which would limit our ability to realize its full market potential

We currently only have approval to market RAVICTI in the United States. In order to market RAVICTI outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in other countries. On June 25, 2014 the European Medicines Agency (EMA) accepted our Marketing Authorisation Application, commencing its review process which is expected to be completed in the second half of 2015. In addition, we announced on June 3, 2014 that Health Canada (“HC”) had completed its validation process for our New Product Submission (NDS) for approval to market RAVICTI in Canada. The NDS was granted priority review, expediting the review process to approximately 6 months. However, we cannot be assured that the EMA or HC will approve our applications to market RAVICTI in Europe and Canada, respectively, nor can we be certain of the timelines for these agencies to make their determinations. If we fail to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of RAVICTI will be harmed.

In addition to the regulatory approvals that we must obtain in Europe and Canada in order to market RAVICTI, we must obtain approvals for reimbursement on a province by province basis in Canada and on a country by country basis in Europe. If we cannot obtain adequate reimbursement for RAVICTI in these markets, even if we obtain marketing approvals, it may not be commercially viable for us to expand our sales outside the U.S.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2014, the Company issued 312,869 shares of its common stock valued at approximately $7.8 million to the former parent company of Andromeda, Clal Biotechnology Industries, Ltd. as part of the consideration for the Company’s acquisition of Andromeda. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

As of June 30, 2014, we have used approximately $38.6 million of the proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Hyperion Therapeutics, Inc.

Date: August 8, 2014	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2014	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

10.1*†	Stock Purchase Agreement by and among Hyperion Therapeutics, Inc., Hyperion Therapeutics Israel Holding Corp. Ltd. Andromeda Biotech Ltd., and Clal Biotechnology Industries Ltd. Dated April 23, 2014.

10.2*†	Research and Licence Agreement by and between Yeda Research and Development Company Ltd and Portman Pharmaceuticals, Inc., dated January 12, 1994, as amended

10.3	Loan and Security Agreement between the Company and Silicon Valley Bank dated July 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2014)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	The Company has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.