Form 10-Q
period 2014-09-30
HYPERION THERAPEUTICS INC
filed 2014-11-06
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, the number of outstanding shares of the registrant’s common stock was 20,723,462.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	future sales of RAVICTI, BUPHENYL and AMMONAPS or any other future products or product candidates;

•	costs relating to discontinuation of DiaPep277 development;

•	our expectations regarding the commercial supply of our urea cycle disorders (“UCD”) products;

•	our expectations regarding the level of competitive protection afforded by our intellectual property portfolio and orphan drug designation;

•	the cost, timing or estimated completion of our post-marketing clinical studies;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD patient market size and market adoption of RAVICTI by physicians and patients;

•	the HE patient market size and FDA approval and market adoption of glycerol phenylbutyrate (“GPB”) by physicians and patients;

•	the timing or cost of a Phase 3 trial in hepatic encephalopathy (“HE”);

•	the development and approval of the use of GPB for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic relationships;

•	impact of accounting standards;

•	repayment of notes payable; and

•	our estimates of attaining sustained profitability.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$95,695	$74,232
Short-term investments	36,063	28,045
Accounts receivable, net	16,824	4,419
Inventories	4,000	3,513
Prepaid expenses and other current assets	1,692	1,403

Total current assets	154,274	111,612
Long-term investments	6,768	15,780
Property and equipment, net	1,072	936
Intangible assets, net	9,973	13,442
Other non-current assets	1,289	749

Total assets	$173,376	$142,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,664	$2,292
Accrued liabilities	25,004	12,187
Deferred revenue	224	—
Notes payable, current portion	—	5,652

Total current liabilities	32,892	20,131
Notes payable, net of current portion	18,056	2,621
Deferred rent	349	81

Total liabilities	51,297	22,833

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 20,698,761 and 20,137,145 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	257,824	242,109
Accumulated other comprehensive loss	(23)	(55)
Accumulated deficit	(135,724)	(122,370)

Total stockholders’ equity	122,079	119,686

Total liabilities and stockholders’ equity	$173,376	$142,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net product revenue	$26,201	$15,489	$82,778	$23,577
Costs and expenses:
Cost of sales	3,043	3,003	9,899	3,946
Research and development	7,010	2,468	14,273	6,869
Selling, general and administrative	13,336	8,575	35,871	25,740
Impairment of goodwill (Notes 4 and 9)	30,201	—	30,201	—
Amortization of intangible asset	1,441	991	3,469	1,320

Total costs and expenses	55,031	15,037	93,713	37,875

Income (loss) from operations	(28,830)	452	(10,935)	(14,298)
Interest income	141	9	419	21
Interest expense (Note 10)	(776)	(357)	(1,346)	(1,152)
Gain from settlement of retention option (Note 3)	—	—	—	31,079
Other income (expense), net	(290)	8	(485)	508

Income (loss) before income taxes	(29,755)	112	(12,347)	16,158
Income tax expense	3,038	—	1,007	—

Net income (loss)	$(32,793)	$112	$(13,354)	$16,158

Net income (loss) per share
Basic	$(1.59)	$0.01	$(0.66)	$0.84

Diluted	$(1.59)	$0.01	$(0.66)	$0.79

Weighted average number of shares used to compute net income (loss) per share of common stock:
Basic	20,620,658	20,093,718	20,384,062	19,180,506

Diluted	20,620,658	21,466,649	20,384,062	20,490,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(32,793)	$112	$(13,354)	$16,158
Other comprehensive income:
Unrealized gain (loss) on investments arising during the period	(21)	—	32	—

Other comprehensive income	(21)	—	32	—

Comprehensive income (loss)	$(32,814)	$112	$(13,322)	$16,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(13,354)	$16,158
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	322	87
Amortization of debt discount and debt issuance cost	559	417
Stock-based compensation expense	5,528	3,089
Amortization of intangible asset	3,469	1,320
Impairment of goodwill (Notes 4 and 9)	30,201	—
Loss from foreign currency translation adjustment	10	—
Provision for inventory obsolescence	145	—
Amortization of discount on available-for-sale investments	310	—
Excess tax benefit from stock-based compensation	(72)	—
Gain from settlement of retention option (Note 3)	—	(31,079)
Changes in assets and liabilities, net of impact of acquisition of Andromeda Biotech Ltd. (“Andromeda”)
Accounts receivable	(12,416)	(6,747)
Inventories	(582)	(501)
Prepaid expenses and other assets	(197)	(284)
Accounts payable	1,138	(370)
Deferred revenue	224	—
Deferred rent	285	—
Accrued liabilities and other	7,443	5,153

Net cash provided by (used in) operating activities	23,013	(12,757)

Cash flows from investing activities
Acquisition of property and equipment	(436)	(584)
Purchase of available-for-sale investments	(12,747)	—
Maturity of available-for-sale investments	13,465	—
Acquisition of Andromeda, net of cash acquired	(14,039)	—
Acquisition of rights to BUPHENYL, net of AMMONUL option (Note 3)	—	10,962

Net cash provided by (used in) investing activities	(13,757)	10,378

Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	—	64,488
Proceeds from issuance of common stock from stock option exercises	2,288	503
Proceeds from term loans	16,000	—
Proceeds from revolving credit line	2,000	—
Excess tax benefit from stock-based compensation	72	—
Payments of offering costs	—	(941)
Principal payments under notes payable	(8,153)	(3,015)

Net cash provided by financing activities	12,207	61,035

Net increase in cash and cash equivalents	21,463	58,656
Cash and cash equivalents, beginning of period	74,232	49,853

Cash and cash equivalents, end of period	$95,695	$108,509

Supplemental cash flow information
Cash paid for interest	$1,325	$764
Stock-based compensation capitalized into inventories	50	45
Supplemental disclosure of noncash investing and financing activities
Option to purchase rights to BUPHENYL and AMMONUL (Note 3)	—	283
Deferred offering costs in accounts payable and accrued liabilities	—	193
Unrealized gain on available-for-sale investments	32	—
Acquisition of Andromeda (Note 4)
Cash paid for acquisition	$14,345	—
Cash acquired in acquisition	(306)	—
Net cash paid for acquisition	$14,039	—
Fair value of common stock issued in connection with the acquisition	$7,778	—

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

As discussed in Note 4, on June 12, 2014, the Company completed the acquisition of Andromeda Biotech Ltd. (“Andromeda”), an Israeli company. On September 8, 2014 the Company announced that it was terminating development of DiaPep277® for newly diagnosed Type 1 diabetes as a result of evidence that the Company uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results.

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

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of September 30, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At September 30, 2014, the Company had an accumulated deficit of $135.7 million. The Company expects to incur increased research and development expenses when it initiates a Phase 3 trial of GPB for the treatment of patients with episodic HE and completes the ongoing DIA AID 2 clinical trial of DiaPep277program. In addition, the Company expects to incur increased sales and marketing expenses with the continued commercialization of RAVICTI and marketing of BUPHENYL in UCD as it expands outside of the U.S. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval for GPB in HE, expanding the Company’s organization, commercialization of RAVICTI and marketing of BUPHENYL.

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

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets and liabilities, goodwill and intangible assets valuation, acquisition-related contingent consideration, acquisition related contingent liability, impairment of goodwill and intangible assets, stock-based compensation expense, income taxes, revenue recognition and product sales allowances. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company is also subject to credit risk from its accounts receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to a specialty distributor in the United States and to international distributors, pharmacies and hospitals outside the United States. Customer creditworthiness is monitored and collateral is not required. As of September 30, 2014, there were no credit losses on the Company’s accounts receivable. As of September 30, 2014, the specialty distributor in the United States accounted for 90% of accounts receivable balance and one international distributor accounted for 6% of the accounts receivable balance.

The specialty distributor accounted for 89% and 91% of the net product revenue for the three and nine months ended September 30, 2014. One international distributor accounted for 5% and 4% of net product revenue for the three and nine months ended September 30, 2014.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment loss is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability.

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

Indefinite-lived intangible assets, including acquired IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability.

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

Product Revenue, net: The Company’s product revenue represents sales of RAVICTI and BUPHENYL which are recognized once all four revenue recognition criteria described above are met. The Company recognizes revenue net of product sales allowances. Product shipping and handling costs are included in cost of sales. Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, the Company could reasonably estimate and determine sales allowances, therefore the Company began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non-recurring recognition of an additional $8.6 million in net revenues during the quarter ended June 30, 2014.

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

•	Prompt-payment discounts: The specialty distributor and specialty pharmacies are offered prompt payment discounts. The Company expects the specialty distributor and specialty pharmacies will earn prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the condensed consolidated balance sheets.

•	Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on historical data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the condensed consolidated balance sheets.

•	Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which primarily consist of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for chargebacks is based on historical sales data and known sales to contracted customers.

•	Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage gap are recorded in accrued liabilities on the condensed consolidated balance sheets.

•	Distribution Service Fees: The Company has a written contract with the specialty distributor that includes terms for distribution-related fees. Distributor fees are calculated at percentage of gross sales based upon agreed contracted rate. The Company accrues distributor fees at the time of the revenue recognition, resulting in reduction of product sales revenue and the recording of accrued liabilities on the condensed consolidated balance sheets. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale.

•	Product Returns: Consistent with industry practice, the Company generally offers customers a limited right to return. The Company accepts returns of products from patients resulting from breakage as defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded as accrued liabilities on the condensed consolidated balance sheets.

•	Co-payment assistance: The Company provides a cash donation to a non-profit third party organization which supports patients, who have commercial insurance and meet certain financial eligibility requirements, with co-payment assistance and travel costs. The amount of co-payment assistance is accounted for by the Company as a reduction of revenues.

Cost of sales

Cost of sales includes third-party manufacturing cost of products sold, royalty fees, and other indirect costs related to personnel compensation, shipping and supplies. Costs incurred prior to FDA approval of RAVICTI have been recorded as research and development expense in the Company’s condensed consolidated statements of operations. The Company expects that cost of RAVICTI sales as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized.

Prior to the second quarter of 2014, cost of BUPHENYL sales as a percentage of revenue was higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which was expensed to cost of sales as that inventory is sold. As of March 31, 2014, the entire fair value of acquired BUPHENYL inventory has been charged to expense, primarily cost of sales.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

In May 2014, FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

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

On May 31, 2013, the Company completed the acquisition of BUPHENYL. Upon Ucyclyd’s exercise of its retention option, the Company recorded a gain of approximately $31.1 million in its consolidated statement of operations. The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $10.9 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL.

4. Acquisitions

Acquisition of Andromeda

Description of the Transaction

On April 23, 2014, Hyperion Therapeutics Israel Holding Corp. Ltd. (“Hyperion Israel”), a wholly-owned subsidiary of the Company entered into a share purchase agreement (“SPA”) with Clal Biotechnology Industries Ltd. (“Clal”) to purchase all outstanding shares of Andromeda. Andromeda was incorporated in Israel in 2007, is primarily focused on the development of DiaPep277.

On June 12, 2014 (the “Acquisition Date”), Hyperion Israel completed the purchase of all of the outstanding ordinary shares of Andromeda. The Andromeda acquisition is accounted for as a business combination. The results of operations of Andromeda have been included in the Company’s condensed consolidated statements of operations starting from the Acquisition Date, the date on which the Company obtained effective control of Andromeda.

Fair Value of Consideration Transferred as of the Acquisition Date

The Company accounted for the acquisition of Andromeda as a business combination under the acquisition method of accounting. The Acquisition Date fair value of the total consideration transferred to acquire Andromeda was as follows:

	Amounts Recognized as of the acquisition date (in thousands)
Cash paid	$14,345
Fair value of Company’s common stock issued (312,869 shares)	7,778	*
Acquisition-related contingent consideration	68,961

Total fair value of consideration transferred	$91,084

*	The fair value of the common stock was measured using the Company’s closing stock price on June 12, 2014.

The Company estimated the fair value of the acquisition-related contingent consideration on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement on the acquisition date is based on key assumptions such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted using estimated discount rate that commensurate with the risks of the expected cash flows attributable to the various milestones. The material factors that may impact the fair value are the probabilities of achieving the related milestones and the discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value relating to the acquisition-related contingent consideration at each reporting date will be updated with the changes in fair value reflected in the company’s consolidated statements of operations.

Assets Acquired and Liabilities Assumed as of the Acquisition Date

The following table summarizes the provisional allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Amounts Recognized as of the acquisition date (in thousands)
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

The contingent liabilities amounting to $34.3 million relate to potential royalties and milestone payments and potential payments. The Company reassesses the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the condensed consolidated statements of operations. For liabilities payable to employees in exchange for services, the Company accounts for this liability arrangement as employee compensation over the applicable service period and in accordance with ASC 450 Contingencies.

The goodwill primarily represents the tax impact of the IPR&D and acquisition related contingencies as well as acquiring Andromeda’s assembled workforce.

Measurement period adjustments to provisional allocation of purchase price

On September 8, 2014 the Company announced that it was terminating the development of DiaPep277 as a result of evidence that the Company uncovered that certain employees of Andromeda engaged in serious misconduct including collusion with a third party biostatistics firm in Israel to improperly receive un-blinded DIA AID 1 trial data and to use such data to obtain favorable results in the trial. Additional evidence indicates that the biostatistics firm and certain Andromeda employees continued the improper practice of sharing and examining un-blinded data from the ongoing DIA-AID 2 trial. The Company intends to complete the ongoing Phase 3 clinical trial of DiaPep277 but does not expect to develop the product further.

The Company determined that the facts and circumstances described above existed as of the acquisition date and were not the result of intervening events subsequent to the acquisition date. In accordance with ASC 805, during the measurement period, the Company recognizes adjustments to the provisional amounts as if the accounting for the business combination had been completed at the acquisition date. Accordingly, the Company re-measured the preliminary determination of the fair values of assets acquired and liabilities assumed as of the acquisition date. The measurement period adjustments primarily relate to the: (i) decrease in the estimated fair value of intangible assets, (ii) reductions in the acquisition related contingent liability, and (iii) the tax impact of pre-tax measurement period adjustments.

Adjusted Assets Acquired and Liabilities Assumed – Measurement Period Adjustments

The following table summarizes the adjusted provisional allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of the Acquisition Date:

	Amounts Recognized as of September 30, 2014 (as adjusted) (in thousands)
Assets acquired
IPR&D	$—	*
Cash and cash equivalents	306
Prepaid expenses	95
Property and equipment, net	22
Other assets	578
Liabilities assumed
Current liabilities	(9,079)
Deferred tax liability	—	**
Acquisition related contingent liability	—	*

Total identifiable net assets (liabilities)	(8,078)
Adjusted Goodwill	30,201

Total consideration transferred	$22,123

Adjusted Fair Value of Consideration Transferred

	Amounts Recognized as of September 30, 2014 (as adjusted) (in thousands)
Cash paid	$14,345
Fair value of Company’s common stock issued (312,869 shares)	7,778
Acquisition-related contingent consideration	—	*

Total fair value of consideration transferred	$22,123

*	The Company has assigned no value to the IPR&D as a result of the evidence obtained related to the improper practices regarding the clinical trials. The Company had determined that the contingent consideration milestones and contingent liability milestones will not be achieved. As discussed in Note 12, the Company is a party to a suit filed by Clal.
**	The reduction in deferred tax liability relates to the tax impact of the IPR&D and acquisition- related contingencies.

Acquisition of BUPHENYL from Ucyclyd Pharma, Inc.

As discussed in Note 3, under the terms of the restated collaboration agreement, on April 29, 2013, the Company exercised its option to purchase all of Ucyclyd’s worldwide rights in BUPHENYL and AMMONUL. On May 17, 2013 Ucyclyd exercised its time-limited right to elect to retain all rights to AMMONUL. On May 31, 2013 , the Company completed the acquisition of BUPHENYL. Accordingly, BUPHENYL results are included in Hyperion’s consolidated financial statements from the date of the acquisition. For the period from June 1, 2013 to June 30, 2013, BUPHENYL net revenue was $1.1 million and net income was not material.

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

Pro forma Impact of Business Combination

The following consolidated pro forma information is based on the assumption that the Andromeda acquisition occurred on January 1, 2013 and BUPHENYL acquisitions occurred on January 1, 2012. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisitions during these periods or which might be reported in the future. The unaudited pro forma information reflects primarily the application of the following adjustments:

•	the elimination of the historical research and development expenses and general and administration expenses related to options granted to employees which were cancelled as part of the Andromeda acquisition;

•	the elimination of the historical interest expenses related to loans provided by former shareholders which were cancelled as part of the Andromeda acquisition;

•	the exclusion of acquisition-related costs incurred for the acquisitions;

•	the exclusion of impairment of goodwill recognized in relation to the Andromeda acquisition;

•	the inclusion of amortization expense related to the fair value of the intangible asset acquired relating to BUPHENYL;

•	the inclusion of the step-up value related to inventory sold that was acquired as part of the BUPHENYL acquisition. Such amounts are included in the applicable comparative period for purposes of pro forma financial information; and

•	as noted above, the Company issued 312,869 shares of its common stock as part of the Andromeda acquisition. The common shares were included in the pro-forma earnings per share calculation.

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

	For the three months ended September 30,		For the nine months ended September 30,
	(in thousands except per share data, unaudited)
	2014	2013	2014	2013
Total revenues	$26,201	$15,489	$82,778	$34,273
Net income (loss)	(2,592)	1,280	13,291	(12,034)
Net income (loss) per common share:
Basic	(0.13)	0.06	0.65	(0.62)
Diluted	(0.13)	0.06	0.61	(0.62)

Acquisition-related Costs

Acquisition-related expenses consist of transaction costs which represent external costs directly related to the acquisition of Andromeda and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition. There were no acquisition related expenses incurred during the three months ended September 30, 2014. Acquisition-related expenses for the nine months ended September 30, 2014 was $1.3 million. Acquisition-related expenses for the three and nine months ended September 30, 2013 were $0.2 million and $0.6 million, respectively. These expenses were recorded to selling and general administrative expense in the condensed consolidated statements of operations.

5. Investments

All investments were classified as available-for-sale at September 30, 2014 and December 31, 2013. The principal amounts of investments by contractual maturity at September 30, 2014 and December 31, 2013 are summarized in the tables below:

	Contractual Maturity Date for the Period Ended September 30,		Total Book Value at September 30, 2014	Unrealized Gain (loss)	Aggregate Fair Value at September 30, 2014
	2015	2016
Certificates of deposit	$13,365	$5,280	$18,645	$(24)	$18,621
Corporate notes	16,703	1,507	18,210	—	18,210
U.S. Government agency securities	4,000	—	4,000	—	4,000
Commercial paper	1,999	—	1,999	1	2,000

Total	$36,067	$6,787	$42,854	$(23)	$42,831

	Contractual Maturity Date for the Years Ended December 31,		Total Book Value at December 31, 2013	Unrealized Loss	Aggregate Fair Value at December 31, 2013
	2014	2015
Certificates of deposit	$10,525	$2,845	$13,370	$(27)	$13,343
Corporate notes	6,047	12,960	19,007	(24)	18,983
U.S. government agency securities	8,011	—	8,011	(3)	8,008
Commercial paper	3,492	—	3,492	(1)	3,491

Total	$28,075	$15,805	$43,880	$(55)	$43,825

The Company evaluated its investments and determined that there were no other-than-temporary impairments as of September 30, 2014.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of September 30, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at September 30, 2014
	Aggregate Fair Value	Unrealized Gain (loss)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Gain (loss)
Certificates of deposit	$13,358	$(7)	$5,263	$(17)	$18,621	$(24)
Corporate notes	16,705	2	1,505	(2)	18,210	—
U.S. government agency securities	4,000	—	—	—	4,000	—
Commercial paper	2,000	1	—	—	2,000	1

Total	$36,063	$(4)	$6,768	$(19)	$42,831	$(23)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at December 31, 2013
	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Certificates of deposit	$10,507	$(18)	$2,836	$(9)	$13,343	$(27)
Corporate notes	6,039	(8)	12,944	(16)	18,983	(24)
U.S. government agency securities	8,008	(3)	—	—	8,008	(3)
Commercial paper	3,491	(1)	—	—	3,491	(1)

Total	$28,045	$(30)	$15,780	$(25)	$43,825	$(55)

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$40,157	$—	$—	$40,157

Total cash equivalents	$40,157	$—	$—	$40,157

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$13,358	$—	$13,358
Commercial paper	—	2,000	—	2,000
Corporate notes	—	16,705	—	16,705
U.S. Government agency securities	—	4,000	—	4,000

Total short-term investments	—	36,063	—	36,063

Long-term:
Certificates of deposit	—	5,263	—	5,263
Corporate notes	—	1,505	—	1,505

Total long-term investments	—	6,768	—	6,768

Total available-for-sale securities	$—	$42,831	$—	$42,831

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,506	$—	$—	$38,506
Certificates of deposit	—	480	—	480

Total cash equivalents	$38,506	$480	$—	$38,986

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$10,507	$—	$10,507
Commercial paper	—	3,491	—	3,491
Corporate notes	—	6,039	—	6,039
U.S. Government agency securities	—	8,008	—	8,008

Total short-term investments	—	28,045	—	28,045

Long-term:
Certificates of deposit	—	2,836	—	2,836
Corporate notes	—	12,944	—	12,944

Total long-term investments	—	15,780	—	15,780

Total available-for-sale securities	$—	$43,825	$—	$43,825

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Carrying Value	Estimated Fair Value
Term Loans (see Note 10)	$16,056	$16,718

	December 31, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes (see Note 10)	$8,273	$8,860

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

As discussed in Note 4, the Company re-measured the preliminary determination of the fair values of assets acquired and liabilities assumed as of the acquisition date. The Company had determined that the contingent consideration milestones and contingent liability milestones will not be achieved.

7. Inventories

The following table represents the components of net inventories (in thousands):

	September 30, 2014	December 31, 2013
Raw Materials	$1,307	$697
Work-in-process	208	—
Finished goods	2,485	2,816

Total	$4,000	$3,513

8. Property and Equipment

The following table represents the components of property and equipment (in thousands):

	September 30, 2014	December 31, 2013
Computers and Software	$1,043	$563
Furniture and Fixtures	320	320
Office Equipment	53	53
Capital work in progress	122	264

	1,538	1,200
Less: Accumulated depreciation	(466)	(264)

Total property and equipment, net	$1,072	$936

Depreciation expense for the three and nine months ended September 30, 2014 was $0.1 million and $0.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $36,000 and $0.1 million, respectively.

9. Intangible Assets and Goodwill

Finite lived intangible asset

In May 2013, the Company acquired BUPHENYL and as part of this transaction, the Company recognized $16.5 million of an intangible asset relating to BUPHENYL product rights. The intangible asset is amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefit of the intangible asset is consumed as revenue is generated. The pattern of consumption of the economic benefit is estimated using the future projected cash flow of the intangible asset which is reviewed on a regular basis. The Company estimated the useful life of the BUPHENYL product rights to be 10 years. The weighted average life remaining as of September 30, 2014 is 8.25 years.

Intangible asset amortization expense was $ 1.4 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. Intangible asset amortization expense was $ 3.5 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2014	2015	2016	2017	2018
Amortization expense	$4,626	$3,093	$1,086	$984	$950

Goodwill

As discussed in Note 4, in June 2014, the Company acquired Andromeda and as part of this transaction, the Company recognized goodwill in the amount of $30.2 million. The Company does not amortize goodwill but tests goodwill for impairment on an annual basis and in between annual tests if the Company becomes aware of any events or changes in circumstances that would more likely than not indicate a reduction in the fair value of a reporting unit below its carrying amount. Due to the Company’s decision to terminate the development of Diapep277, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of the reporting unit based on the present value of estimated future cash flows as well as various price or market multiples applied to the reporting unit’s operating results, which are classified as level 3 within the fair value hierarchy (as described in Note 6). If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

For the evaluation of the goodwill, management considered Andromeda to be a reporting unit and assigned no value to the Andromeda reporting unit. The Company also determined that the implied fair value of goodwill is zero. Thus, the excess of the carrying amount of goodwill over the implied fair value of the Andromeda reporting unit of $30.2 million is recorded as an impairment loss in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

10. Notes Payable

April and September 2012 Notes

In April 2012, the Company borrowed $10.0 million (the “April 2012 Notes”) pursuant to a loan and security agreement (the “Original Loan Agreement”) with Silicon Valley Bank and Leader Lending, LLC—Series B (the “Lenders”). The loan carries an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the Loan Agreement, the Company granted a security interest in all of its assets, except intellectual property. The Company’s obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on its assets including the Company’s intellectual property, mergers and acquisitions and distributions to stockholders. The Original Loan Agreement also requires the Company to provide the Lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The Original Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Original Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Original Loan Agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

Pursuant to the terms of the Original Loan Agreement, once the Company raised at least $30.0 million from the sale of equity securities or subordinated debt, the Lenders agreed to lend the Company a one-time single loan in the amount of $2.5 million (the “Bank Term Loan”). In September 2012, the Company borrowed an additional $2.5 million (the “September 2012 Note”) from Silicon Valley Bank pursuant to the terms of the Bank Term Loan. In addition, the Company issued warrants to Silicon Valley Bank to purchase a total of 8,408 shares of common stock with an exercise price of $5.05 per share. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the Bank Term Loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the Loan Agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded.

Term Loans

On July 18, 2014, the Company entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, providing for two tranches of term loans of up to $16.0 million (the “Term Loans”) and a revolving credit line of up to $5.0 million (the “Revolving Loans”). In July 2014, the Company drew down both tranches of the Term Loans, of which approximately $5.8 million was used to pre-pay the Company’s existing April and September 2012 notes payable. In addition, the Company drew down $2.0 million from the revolving line of credit facility. The actual amount of the Revolving Loans that are available from time to time under the Loan Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic No. 470), the new loan agreement was determined to be an extinguishment of the existing debt and an issuance of new debt. As a result of the extinguishment, the Company recorded a $0.6 million loss on extinguishment of debt which includes the remaining unamortized portion of the debt discount and debt issue costs associated with the April and October 2012 loans. The loss on extinguishment of debt was included within interest expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of the Company’s assets, excluding its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, except that the Company may grant licenses of its intellectual property as set forth in the Loan Agreement.

The Company is required to pay interest only for the first 18 months of the Term Loans, followed by 30 equal monthly payments of interest and principal. The Term Loans will mature on June 30, 2018. The Revolving Loans will mature on July 18, 2017. The Loan Agreement provides for an interest rate of 4.0% per year on the Term Loans and the prime rate plus 0.75% per year on the Revolving Loans, with a minimum interest requirement on the Revolving Loans. Upon the maturity date of the Term Loans, a final payment fee of 6.75% of the original principal amount of such Term Loans (the “Final Payment”) will be due.

The Loan Agreement contains customary representations, warranties and covenants (including the requirement to meet one of two financial covenants) by the Company, as well as customary events of default and indemnification obligations of the Company. The financial covenants include maintaining liquidity ratio on a monthly basis and achieving revenue projections on a quarterly basis as defined in the agreement. The Loan Agreement also requires the Company to provide the Lenders reports and compliance certificate within 30 days of each month end, quarterly financial statements within 45 days of the end of the quarter and annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Loan Agreement. Upon an event of default, after any applicable grace or cure period, all amounts owed under the Loan Agreement may be declared due and payable, including the original principal amount of the Loans, the accrued but unpaid interest thereon, the Final Payment and the prepayment fee.

Amortization of debt discount for the three and nine month periods ended September 30, 2014 was $0.1 million and $0.3 million, respectively. Amortization of debt discount for the three and nine month periods ended September 30, 2013 was $0.1 million and $0.4 million, respectively.

11. Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants are exercisable at $1,913.05 per share and will expire in October 2017 (the “October 2007 common stock warrants”). As of September 30, 2014 and December 31, 2013, these warrants were still outstanding.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections and other legal matters arising in the ordinary course of business or otherwise. On March 17, 2014, the Company received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain of the Company’s patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. The Company filed suit against Par on April 23, 2014 to protect its patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. The Company is currently evaluating its options to respond to these motions. However, the Company cannot predict the outcome of this litigation.

On September 22, 2014, Clal filed suit against the Company in Superior Court of the state of Delaware for New Castle County alleging breach of contract and breach of the implied covenant of good faith and fair dealing under our SPA with Clal relating to our acquisition of Andromeda. Clal’s suit alleges $200.0 million in damages arising from our announcement on September 8, 2014 of our decision to terminate development of DiaPep277 after uncovering evidence of serious misconduct by certain Andromeda employees that compromised clinical trial results. Hyperion disputes Clal’s allegations. Clal has not served the complaint on the Company. On October 6, 2014, the Company entered into an interim agreement with Clal, pending negotiations to reach a final settlement agreement. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with this claim.

13. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plans

In April 2012, the board of directors of the Company adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”). The Company’s stockholders approved the 2012 Plan in July 2012. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012

Effective January 1, 2014, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan, the shares available for issuance under the 2012 Plan were increased by 805,485 shares. As of September 30, 2014, the Company had 773,224 shares of common stock available for issuance and 1,666,072 options, 127,155 restricted stock units (“RSU’s”) and 8,988 performance stock units (“PSU’s”) were outstanding under the 2012 Plan. During the nine months ended September 30, 2014, the board of directors approved the grants of 697,219 stock options at exercise prices in the range of $22.77—$31.00 per share, 8,988 PSU’s and 121,155 RSU’s under the 2012 Plan.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Equity Incentive Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of September 30, 2014, there were 1,366,688 options outstanding under the 2006 Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and RSU’s is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$14	$5	$56	$8
Research and development	527	175	952	410
Selling general and administrative	1,782	1,152	4,576	2,679

Total	$2,323	$1,332	$5,584	$3,097

Stock-based compensation of $33,000 and $50,000 was capitalized into inventories for the three and nine months ended September 30, 2014. Stock-based compensation of $19,000 and $45,000 was capitalized into inventories for the three and nine months ended September 30, 2013. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported.

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

As discussed in Note 4, the Company remeasured the preliminary determination of the fair values of assets acquired and liabilities assumed and subsequently impaired the goodwill. The corresponding deferred tax liabilities associated with the acquisition were reversed. Given the history of operating losses in Israel, the Company is recording a full valuation allowance on its net deferred tax assets in Israel. This also results in the reversal of a tax benefit recorded during the second quarter of 2014 for $2.9 million.

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

Income tax expense was $3.0 million and $1.0 million for the three and nine months ended September 30, 2014, respectively. Expected taxable income in 2014 in the U.S. will largely be offset by federal and state net operating losses and credits. Expected losses in 2014 in Israel will create additional net operating losses, which are not currently benefited due to the full valuation allowance against them.

There was no interest or penalties accrued through September 30, 2014. The Company’s policy is to recognize any related interest or penalties in income tax expense. The Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the United States federal and California jurisdictions and for the years 2010 through the current period in Israel. The Company is not currently under income tax examinations by any tax authorities.

15. Net Income (loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) per share
Numerator:
Net income (loss)	$(32,793)	$112	$(13,354)	$16,158

Denominator:
Weighted-average number of common shares outstanding – basic	20,620,658	20,093,718	20,384,062	19,180,506
Dilutive effect of stock-options and awards	—	1,372,931	—	1,310,186

Weighted average common shares outstanding – dilutive	20,620,658	21,466,649	20,384,062	20,490,692

Net income (loss) per share:
Basic	$(1.59)	$0.01	$(0.66)	$0.84

Diluted	$(1.59)	$0.01	$(0.66)	$0.79

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income per share, as the effect of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	3,032,760	1,038,755	3,032,760	1,044,755
October 2007 common stock warrants	274	274	274	274

Total	3,033,034	1,039,029	3,033,034	1,045,029

16. Related Party Transaction

As part of the Company’s acquisition of BUPHENYL, the Company assumed the existing BUPHENYL distributor’s agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013 SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in various territories in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During the three and nine months ended September 30, 2014 the Company recognized $1.3 million and $3.5 million, respectively, from sales to SOBI. During the three and nine months ended September 30, 2013 the Company recognized $1.5 million from sales to SOBI. As of September 30, 2014, trade receivable from SOBI amounted to $1.0 million.

17. Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business.

Net product revenue for RAVICTI and BUPHENYL for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
RAVICTI	22,057	9,830	69,125	16,823
BUPHENYL	4,244	5,959	13,953	7,054
Co-payment assistance	(100)	(300)	(300)	(300)

Total	26,201	15,489	82,778	23,577

Net product revenue for RAVICTI and BUPHENYL by geographic region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	23,104	12,536	75,156	20,542
Canada	1,111	1,019	2,894	1,025
Rest of the world	1,986	1,934	4,728	2,010

Total	26,201	15,489	82,778	23,577

Long lived assets consist of property and equipment which at September 30, 2014 and December 31, 2013 are primarily in the U.S.

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

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the area of orphan diseases. Our products, RAVICTI® (glycerol phenylbutyrate) Oral liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage. UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 650 patients are currently treated with an FDA approved medication.

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

In May 2013, we acquired BUPHENYL, an FDA-approved therapy for treatment of 3 of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). In Europe and the Middle East, BUPHENYL is sold under the brand name AMMONAPS®. The active pharmaceutical ingredient in BUPHENYL and AMMONAPS is sodium phenylbutyrate (“NaPBA”). References to BUPHENYL in this report include AMMONAPS when referring to the product in the Middle East and Europe. Subsequent to the acquisition, we began selling BUPHENYL within the United States to patients who have not transitioned to RAVICTI. In addition, we sell BUPHENYL through our distributors outside the United States. In 2011, an Abbreviated New Drug Application (“ANDA”) for a generic tablet form of NaPBA was approved in the U.S., and in 2013, an ANDA for generic powder was approved. Both of these generic forms are owned by companies other than Hyperion. References to NaPBA in this report include the generically available tablet and powdered forms of the drug, as well as our branded products in both powdered and tablet forms.

An average gross selling price per patient per year of RAVICTI therapy is currently approximately $385,000 . The price of BUPHENYL per gram is approximately one quarter that of RAVICTI. Prices for both therapies vary among patients because doses are individualized based on a patient’s weight and disease severity. We have launched a dedicated call center, which serves as an integrated resource for RAVICTI prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for patients. In addition, the call center provides financial support assistance to BUPHENYL patients. Together with distribution via two specialty pharmacies, we believe these services provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease. As part of our ongoing commitment to the patient community, we provide our UCD products at no cost to patients as we help them establish insurance coverage for our UCD products and donate to an independent foundation with an established track record of enabling patients to access medications affordably.

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

We believe GPB has potential in other indications; and therefore in 2012 we completed a Phase 2 trial assessing the safety and efficacy of GPB in the treatment of episodic overt HE. Episodic overt HE can be diagnosed clinically through a set of signs and symptoms. The Phase 2 trial met its primary endpoint, which was to demonstrate that the proportion of patients experiencing an HE event was significantly lower on GPB versus placebo, both administered in addition to standard of care, which included lactulose and/or rifaximin. The FDA has granted orphan drug designation to GPB for this indication, but whether a compound receives exclusivity for an indication is not determined by the FDA until the drug has been approved for marketing. HE is a serious but potentially reversible neurological disorder that can occur in patients with cirrhosis or acute liver failure. It comprises a spectrum of neuropsychiatric abnormalities and motor disturbances that are associated with varying degrees of disability, ranging from subtle to lethal. HE is believed to occur when the brain is exposed to ammonia that is normally removed from the blood by a healthy liver. We believe that ammonia plays a central role in this disease, and the most commonly utilized therapies for the treatment of HE are believed to act by reducing ammonia. Published epidemiological data suggest that there are approximately 140,000 patients in the United States who have episodic HE. We believe GPB, if approved and commercialized for HE, would treat HE through a systemic reduction of ammonia.

In June 2014, we completed the acquisition of Andromeda, an Israeli company developing its product candidate DiaPep277 to treat Type 1 diabetes. On September 8, 2014, we announced that we will terminate further development of DiaPep277 as a result of evidence we uncovered that certain employees of Andromeda were engaged in serious misconduct including collusion with a third party biostatistics firm in Israel to improperly receive un-blinded data from the phase 3 DIA-AID 1 trial and to use such data to obtain favorable results in the trial. Additional evidence indicates that the biostatistics firm and certain Andromeda employees continued the improper practice of sharing and examining un-blinded data from the ongoing phase 3 DIA-AID 2 trial. We, however, intend to complete the ongoing Phase 3 clinical trial of DiaPep277 but do not expect to develop the product further.

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

As a result of the business combination related to the purchase of BUPHENYL, prior to the second quarter of 2014, cost of sales was higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which were expensed to cost of sales as that inventory was sold and is not indicative of cost of sales in future periods. Since the inventories we purchased were part of the business combination, the inventories were recorded at fair value on the acquisition date.

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

We expense both internal and external research and development expenses as they are incurred. We have developed RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our programs and these costs are included in unallocated costs as detailed below. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
UCD Program	$2,968	$1,866	$7,699	$4,831
HE Program	1,120	283	2,672	821
DiaPep277 Program	2,859	—	3,433	—
Unallocated	63	319	469	1,217

Total	$7,010	$2,468	$14,273	$6,869

We expect our research and development expenses to increase when we initiate our Phase 3 trial of GPB for the treatment of patients with episodic HE and the completion of the ongoing DIA AID 2 clinical trial of DiaPep 277 Program and costs associated with the termination of that clinical program during the fourth quarter of 2014 through the first quarter of 2015. Due to the inherently unpredictable nature of product development, we are currently unable to exactly predict the expenses we will incur or the duration of the HE trial. Based on our current discussions with FDA, our estimate of the cost of our Phase 3 trial of GPB in HE will be between $50.0 million to $55.0 million from initiation of the trial until submission of data to FDA. Our estimated cost of the ongoing DIA AID 2 Phase 3 clinical trial for DiaPep277 starting from the fourth quarter of 2014 through the first quarter of 2015 is between $7.0 million to $10.0 million.

Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Development timelines, the probability of success and development expenses can differ materially from expectations. Clinical trials in orphan diseases, such as UCD and HE may be difficult to enroll given the small number of patients with these diseases. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Selling, General and Administrative Expenses

Selling general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development, legal, investor relations, marketing, commercial and sales functions, including fees to third party vendors providing customer support services. Other significant expenses include consulting fees, allocated facilities expenses and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our selling, general and administrative expenses will increase due to the acquisition of Andromeda and the legal matters associated with it, and the continued expansion of the commercialization of RAVICTI and marketing of BUPHENYL. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

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

We are also involved in a legal dispute with Clal Biotechnology Industries, Ltd, (“Clal”)the former owner of Andromeda. On September 22, 2014, Clal filed a complaint against us in Superior Court of the state of Delaware in New Castle County alleging breach of the share purchase agreement related to the Andromeda acquisition. In the complaint, Clal raised breach of contract and breach of the implied covenant of good faith and fair dealing claims. The complaint seeks damages of $200.0 million. Clal has not served the complaint on us, and we announced on October 6, 2014 that we have entered into an interim agreement with Clal, pending negotiations to attempt to resolve our disputes. However, we cannot be certain that we will be able to reach a final settlement with Clal on terms which are acceptable. In the event we are unable to reach a final settlement with Clal, we expect that Clal will pursue its lawsuit against us and that we will also pursue claims against Clal. As this matter is in early stages, we cannot reasonably predict at this time the outcome or the liability, if any, associated with this claim.

As a result of these legal disputes and our investigation of the serious misconduct at Andromeda, our legal expenses have increased and, we expect them to increase further in the future.

Amortization of intangible asset

In 2014, the amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Note 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Impairment of goodwill

We recognized an impairment loss of $30.2 million for the quarter ended September relating to our acquisition of Andromeda. For additional information, see Notes 4 and 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2014 was $0.5 million expense and primarily includes amortization of discount on available-for-sale investments partially offset by the gain on foreign currency transactions. During the nine months ended September 30, 2013 other income (expense), net consisted of a $0.5 million payment from Ucyclyd in accordance with the restated collaboration agreement.

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

We remeasured the preliminary determination of the fair values of assets acquired and liabilities assumed and subsequently impaired the goodwill. The corresponding deferred tax liabilities associated with the acquisition were written off. Given the history of operating losses in Israel, we are recording a full valuation allowance on our net deferred tax assets in Israel. This also results in the reversal of a tax benefit recorded during the second quarter of 2014 for $2.9 million.

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

For the three and nine months ended September 30, 2014, we recorded an income tax expense of $3.0 million and $1.0 million, respectively. Our expected taxable income in 2014 in the U.S. will largely be offset by federal and state net operating losses and credits. Our expected losses in 2014 in Israel will create additional net operating losses, which are not currently benefited due to the full valuation allowance against them.

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

As discussed in Note 4, to our unaudited condensed consolidated financial statements appearing elsewhere in this report the Company re-measured the preliminary determination of the fair values of assets acquired and liabilities assumed as of the acquisition date and we had determined that the contingent consideration milestones and contingent liability milestones will not be achieved.

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

As discussed in Note 4, to our unaudited condensed consolidated financial statements appearing elsewhere in this report, the Company re-measured the preliminary determination of the fair values of assets acquired and liabilities assumed as of the acquisition date and we determined that the contingent consideration milestones and contingent liability milestones will not be achieved.

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

Goodwill and indefinite-lived intangible assets, including acquired IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on goodwill and indefinite-lived intangible assets are recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of the reporting unit based on the present value of estimated future cash flows as well as various price or market multiples applied to the reporting unit’s operating results, which are classified as level 3 within the fair value hierarchy (as described in Note 6). If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

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

Revenue Recognition

We recognize revenue in accordance with FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of our arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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

The following table summarizes the provisions, and credits/payments, for the gross to net sales deductions:

(in thousands)	Rebates & Chargebacks	Prompt pay discounts	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$5,051	$—	$184	$5,235
Provision related to current period sales	12,416	3,445	1,470	17,331
Credits/payments	(8,194)	(3,445)	(1,181)	(12,820)

Balance as of September 30, 2014	$9,273	$—	$473	$9,746

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

We recorded costs incurred prior to the FDA approval of RAVICTI as research and development expenses in our condensed consolidated statements of operations. We expect that cost of sales relating to RAVICTI as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is utilized. The cost of BUPHENYL sales as a percentage of revenue was higher prior to the second quarter of 2014, due to the recording of the step-value on BUPHENYL inventories acquired from Ucyclyd which was expensed to cost of sales as the inventory was sold.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2014	2013			2014	2013
	(unaudited)				(unaudited)
Product revenue, net	$26,201	$15,489	$10,712	69%	$82,778	$23,577	$59,201	251%
Cost of sales	3,043	3,003	40	1	9,899	3,946	5,953	151
Research and development	7,010	2,468	4,542	184	14,273	6,869	7,404	108
Selling general and administrative	13,336	8,575	4,761	56	35,871	25,740	10,131	39
Impairment of goodwill	30,201	—	30,201	100	30,201	—	30,201	100
Amortization of intangible asset	1,441	991	450	45	3,469	1,320	2,149	163
Interest income	141	9	132	1,467	419	21	398	1,895
Interest expense	(776)	(357)	419	117	(1,346)	(1,152)	194	17
Gain from settlement of retention option	—	—	—	—	—	31,079	(31,079)	(100)
Other income (expense), net	(290)	8	(298)	(3,725)	(485)	508	(993)	(195)
Income tax expense	3,038	—	3,038	100	1,007	—	1,007	100

Revenues

During the three and nine months ended September 30, 2014, we generated $26.2 million and $82.8 million of net product revenues. During the three and nine months ended September 30, 2013, we generated $15.5 million and $23.6 million of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns and estimated product sales allowances including government rebates, chargebacks, prompt -payment discounts and distributor fees.

For the three months period ended September 30, 2014 and 2013, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $22.1 million, primarily relating to sales in the U.S.; and $9.8 million, respectively; and

•	net sales from BUPHENYL in the amount of $4.2 million (of which amount $3.0 million relates to sales outside the U.S. and $1.2 million sales in the U.S.) and $6.0 million (of which amount $2.9 million relates to sales outside the U.S. and $3.1 million sales in the U.S.), respectively.

For the nine months period ended September 30, 2014 and 2013, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $69.1 million, primarily relating to the sales in the U.S.; and $16.8 million, respectively; and

•	net sales from BUPHENYL in the amount of $14.0 million (of which amount $7.5 million relates to sales outside the U.S. and $6.5 million sales in the U.S.) and $7.1 million (of which amount $3.0 million relates to sales outside the U.S. and $4.1 million sales in the U.S.), respectively.

The above amounts for the three and the nine months ended September 30, 2014 were partially offset by $0.1 million and $0.3 million, respectively of co-payment assistance.

Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, we were able to reasonably estimate and determine sales allowances, therefore we began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non-recurring recognition of an additional $8.6 million in net revenues for the nine months ended September 30, 2014.

Cost of Sales

Cost of sales of $3.0 million for the three months ended September 30, 2014 consisted of BUPHENYL product costs of $1.1 million and RAVICTI product costs of $1.9 million. Cost of sales of $9.9 million for the nine months ended September 30, 2014 consisted of BUPHENYL product costs of $3.9 million and RAVICTI product costs of $6.0 million. RAVICTI product costs included $1.8 million and $5.6 million for the three and nine months ended September 30, 2014 for royalty expenses payable under our restated collaboration agreement with Ucyclyd. Cost of sales was $3.0 million and $3.9 million for the three and nine months ended September 30, 2013. For the three months ended September 30, 2013, cost of sales consisted of BUPHENYL product costs of $2.0 million and RAVICTI product costs of $1.0 million. For the nine months ended September 30, 2013, cost of sales consisted of BUPHENYL product costs of $2.3 million and RAVICTI product costs of $1.6 million.

We began capitalizing inventory costs after FDA approval of RAVICTI as the related costs were expected to be recoverable through the commercialization of the product. We recorded costs incurred prior to FDA approval of RAVICTI as research and development expenses in our 2012 consolidated statements of operations.

For BUPHENYL, cost of sales prior to the second quarter of 2014 was higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which was expensed to cost of sales as the inventory is sold. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date.

Research and Development Expenses

Research and development expenses increased by $4.5 million, or 184%, to $7.0 million for the three months ended September 30, 2014, from $2.5 million for the three months ended September 30, 2013. This increase was primarily due to increases of $2.3 million in compensation related expenses, $0.2 million increase in regulatory related expenses and $2.7 million relates to expenses incurred for the DiaPep277 Program. This was partially offset by decreases of $0.4 million in consulting costs and $0.3 million in clinical development costs.

Research and development expenses increased by $7.4 million, or 108%, to $14.3 million for the nine months ended September 30, 2014, from $6.9 million for the nine months ended September 30, 2013. This increase was primarily due to increases of $2.1 million in compensation related expenses, $0.3 million increase in consulting costs, $1.0 million increase in regulatory related expenses, $0.6 million increase due to initiation of HE observational study costs, and $3.3 million due to expenses incurred for the DiaPep277 Program from the date of our acquisition of Andromeda to the reporting date.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.8 million, or 56%, to $13.3 million for the three months ended September 30, 2014, from $8.6 million for the three months ended September 30, 2013. This increase was primarily due to increases of $1.2 million in compensation expense as a result of hiring additional employees, $2.0 million in legal costs and professional and consulting costs, $0.8 million related to office, administrative and information technology infrastructure expenses, $0.7 million increase in commercial operations expenses, and $0.4 million expenses incurred by our subsidiary, Andromeda.

Selling, general and administrative expenses increased by $10.1 million, or 39%, to $35.9 million for the nine months ended September 30, 2014, from $25.7 million for the nine months ended September 30, 2013. This increase was primarily due to increases of $4.8 million in compensation expense as a result of hiring additional employees, $3.1 million related to the legal costs and professional and consulting costs, $1.3 million related to office, administrative and information technology infrastructure expenses and $0.5 million increased commercial operations expenses, and $0.5 million due to expenses incurred by Andromeda from the date of acquisition to the reporting date.

Impairment of goodwill

The impairment of goodwill of $30.2 million relates to the impairment loss recognized with regards to our acquisition of Andromeda. For additional information, see Notes 4 and 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Amortization of intangible asset

For the three and nine months ended September 30, 2014, amortization of intangible asset in the amount of $1.4 million and $3.5 million, respectively. For the three and nine months ended September 30, 2013, amortization of intangible asset was $1.0 million and $1.3 million, respectively. The amortization of intangible asset expense pertains to the amortization expense for BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

Interest Income

Interest income increase by $0.1 million and $0.4 million for the three and nine months ended September 30, 2014 and 2013, respectively due mainly to the interest income earned from our investments portfolio. Interest income primarily included interest and dividend income from our cash and cash equivalents and investments.

Interest Expense

Interest expense was $0.8 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense was $1.3 million and $1.2 million for the nine months ended September, 2014 and 2013, respectively.

For the three months ended September 30, 2014, interest expense increased by $0.4 million primarily due to the loss on extinguishment of our notes payable.

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

Other Income (Expense), net

Other income (expense), net for the three and nine months ended September 30, 2014 was $0.3 million expense and $0.5 million expense and primarily includes amortization of discount on available-for-sale investments and loss on foreign currency transactions.

During the nine months ended September 30, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to our restated collaboration agreement.

Income tax expense

Income tax expense was $3.0 million and $1.0 million for the three and nine months ended September 30, 2014. Expected taxable income in 2014 in the U.S. will largely be offset by federal and state net operating losses and credits. Expected losses in 2014 in Israel will create additional net operating losses, which are not currently benefited due to the full valuation allowance against them. There was no income tax expense or benefit for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we generated net revenues of $82.8 million.

As of September 30, 2014 and December 31, 2013, our principal sources of liquidity were our cash provided by operating activities and our cash and cash equivalents and investments.

Prior to our commercialization of RAVICTI our principal source of liquidity was sales of our equity securities. On March 13, 2013, we completed our follow-on offering. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of September 30, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At September 30, 2014, we had an accumulated deficit of $135.7 million. We expect to incur increased research and development expenses from the Phase 3 trial of GPB for the treatment of patients with episodic HE. We expect to continue to incur research and development expenses relating to the completion of the DiaPep277 Phase 3 trial and the termination of the DiaPep277 development program through the first quarter of 2015. In addition, we expect to continue to incur significant commercial, sales and marketing, and outsourced manufacturing expenses in connection with commercialization of RAVICTI and marketing of BUPHENYL in UCD. These increased expenses as compared to prior years include payroll related expenses due to hiring additional employees, costs related to operation of our distribution network and marketing costs and general infrastructure expenses as we expand our organization. Further, as a result of our legal investigation of the serious misconduct at Andromeda and the legal disputes in which we are involved, our legal expenses have increased significantly, and we expect them to continue to increase in the future. Our plans with respect to these matters include utilizing a substantial portion of our capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding our organization, and commercialization of RAVICTI and marketing of BUPHENYL.

We believe that our existing cash and cash equivalents as of September 30, 2014, and our future expected income will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
(In thousands)	2014	2013
	(unaudited)
Net cash provided by (used in):
Operating activities	$23,013	$(12,757)
Investing activities	(13,757)	10,378
Financing activities	12,207	61,035

Net increase in cash and cash equivalents	$21,463	$58,656

Net cash provided by operating activities of $23.0 million for the nine months ended September 30, 2014 included our net loss of $13.4 million, adjusted for non-cash items such as $30.2 million of impairment of goodwill, $0.6 million of amortization of debt discount and debt issuance cost, $3.5 million of amortization of intangible asset, $5.5 million of stock-based compensation expense, $0.3 million of amortization of discount on available-for-sale investments, $0.3 million of depreciation expense, a net cash inflow of $9.1 million related to changes in operating liabilities partially offset by a net cash outflow of $13.2 million related to changes in operating assets. Cash used in operating activities of $12.8 million for the nine months ended September 30, 2013 included our net income of $16.2 million, adjusted for non-cash items such as $31.1 million of gain from the settlement of retention option, $0.4 million of amortization of debt discount, $1.3 million of amortization of intangible asset, $3.1 million of stock-based compensation expense, a net cash outflow of $7.5 million related to changes in operating assets partially offset by a net cash inflow of $4.8 million related to changes in operating liabilities.

Net cash used in investing activities was $13.8 million for the nine months ended September 30, 2014 and primarily consisted of the $14.0 million paid to acquire Andromeda, additions made to property, plant and equipment of $0.4 million, purchase of available-for-sale investments of $12.7 million partially offset by maturities of available-for-sale investments of $13.5 million. Net cash provided by investing activities was $10.4 million for the nine months ended September 30, 2013 and includes a net payment of $11.0 million received from Ucyclyd partially offset by additions made to property and equipment of $0.6 million.

Net cash provided by financing activities was $12.2 million for the nine months ended September 30, 2014 and primarily consisted of proceeds from the term loan and revolving credit line of $18.0 million, proceeds from issuance of common stock due to exercise of stock options of $2.3 million partially offset by payments of notes payable of $8.2 million. Net cash provided by financing activities was $61.0 million for the nine months ended September 30, 2013 related primarily to the proceeds from our follow-on offering of $64.5 million (net of underwriting discounts and commissions) and proceeds from issuance of common stock due to exercise of stock options of $0.5 million partially offset by our payments of notes payable of $3.0 million and payments of deferred offering costs of $ 0.9 million.

Future Funding Requirements

We may need to obtain additional financing to fund our future operations, including supporting sales and marketing activities related to RAVICTI and BUPHENYL, funding a Phase 3 trial in HE, as well as the costs related to termination of the clinical development of DiaPep277 and the development and commercialization of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to

•	our ability to successfully commercialize RAVICTI and market BUPHENYL;

•	costs relating to the discontinuation of the DiaPep277 program, including potential liabilities from related litigation;

•	the amount of sales and other revenues from products and product candidates that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products, including the cost and timing of expanding our marketing and sales capabilities and establishing a network of specialty pharmacies;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI, BUPHENYL and GPB;

•	payments of milestones and royalties to third parties;

•	cash requirements of any future acquisitions of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any new collaborative, licensing and other commercial relationships that we may establish.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

We have based these estimates on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we may not achieve the revenues we anticipated and our HE Phase 3 clinical trial may cost more than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of GPB or any other product candidates, we are unable to estimate with any certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate risk. During the three and nine months ended September 30, 2014, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2014, we received notification of the Paragraph IV certification from Par Pharmaceutical, Inc. (“Par”) advising us that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA for a generic version of 1.1 gm/ml RAVICTI oral liquid. The Paragraph IV certification, filed on November 19, 2013, alleges that our U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of U.S. Patent No. 5,968,979, our primary composition of matter patent for RAVICTI titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which expires in February 2015. We filed suit against Par on April 23, 2014 in Federal district court in the Eastern District of Texas in order to protect our patents. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. We are currently evaluating our options to respond to these motions. However, we cannot predict the outcome of this litigation.

On September 22, 2014, Clal Biotechnology Industries, Ltd., (“Clal”) filed suit against us in Superior Court of the state of Delaware for New Castle County (Case No. N14C-09-198 PRW) alleging breach of contract and breach of the implied covenant of good faith and fair dealing under our Share Purchase Agreement with Clal relating to our acquisition of Andromeda Biotech Ltd. (“Andromeda”). Clal’s suit alleges $200.0 million in damages arising from our announcement on September 8, 2014 of our decision to terminate development of DiaPep277 after uncovering evidence of serious misconduct by certain Andromeda employees that compromised clinical trial results. We dispute Clal’s allegations. Clal has not served the complaint, and on October 6, 2014, we entered into an interim agreement with Clal, pending negotiations to reach a final settlement agreement. In the event that we are unable to reach a final settlement with Clal, we expect that Clal will pursue its lawsuit against us, and we will pursue claims against Clal. As this matter is in early stages, we cannot reasonably predict at this time the outcome or the liability, if any, associated with this claim.

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

We are involved in multiple disputes with third parties relating to our acquisition of Andromeda, resulting in the diversion of management effort and resources that, if not resolved, could result in costly and prolonged litigation and distraction of our management team. In addition, the termination of the DiaPep277 program will consume Company time and resources.

We announced on September 8, 2014 that we are terminating development of DiaPep277 for newly diagnosed Type 1 diabetes as a result of evidence we uncovered that certain employees of Andromeda Biotech, the company we acquired in June 2014 which had been developing DiaPep277, engaged in serious misconduct, including collusion with a third party biostatistics firm in Israel to improperly receive un-blinded DIA AID 1 trial data and to use such data to obtain favorable results in the trial. Additional evidence indicates that the biostatistics firm and certain Andromeda employees continued the improper practice of sharing and examining un-blinded data from the ongoing DIA-AID 2 trial. Our investigation of this matter is ongoing and will continue to consume management’s time and resources in order for us to fully address our obligations to regulatory authorities, patients, investigators, shareholders and the diabetes community.

In connection with this matter, we are also involved in discussions to resolve a legal dispute with Clal, the former owner of Andromeda. On September 22, 2014, Clal filed a complaint against us in Superior Court of the state of Delaware in New Castle County alleging breach of the share purchase agreement related to the Andromeda acquisition. In the complaint, Clal raised breach of contract and breach of the implied covenant of good faith and fair dealing claims. The complaint seeks damages of $200,000,000. Clal has not served the complaint. We announced on October 6, 2014 that we have entered into an interim agreement with Clal, pending negotiations to attempt to resolve our disputes. However, we cannot be certain that we will be able to reach a final settlement with Clal on terms which are acceptable. In the event we are unable to reach a final settlement with Clal, we expect that Clal will pursue its lawsuit against us and that we will also pursue claims against Clal. Even if all litigation is resolved in our favor, these matters are expensive and time consuming to pursue and defend and involve significant distraction of management. An adverse determination in this litigation could subject us to significant payments as damages, which would have a material adverse effect on our results of operations. Further, the Company continues to be involved in an ongoing dispute with Evotec International GmbH (“Evotec”), the company from which Andromeda had purchased much of its intellectual property, and Yeda Research and Development Company Ltd (“Yeda”), the institution that holds the patents underlying the technology purchased from Evotec. If we cannot reach a settlement with Evotec, Yeda or other parties with an interest in the matter with whom disputes may arise, we may become involved in additional litigation that could be expensive, consume management resources and have a material adverse effect on our business and results of operations.

The process of terminating the DiaPep277 program is time-consuming and expected to cost between $7.0 million to $10.0 million starting from the fourth quarter of 2014 through the first quarter of 2015. Our clinical, financial, legal, administrative and regulatory staff must all devote significant amounts of their time to the closure of this program that will not yield a product or revenues for us, thus diverting time and attention from our core UCD business, from the development of GPB for the treatment of HE and potentially from the pursuit of additional business development opportunities. This distraction of time and resources could have a material adverse effect on our business.

We are involved in litigation with respect to certain patents on our product RAVICTI, which we expect will be costly and time-consuming and the outcome of which is uncertain.

On March 17, 2014, we received notice from Par, the generic drug manufacturer that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained what is known as a “Paragraph IV certification.” The Paragraph IV certification alleges that two of our patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of our primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which expires in February 2015. Upon notice of the Paragraph IV certification, we had 45 days to file suit to protect our patents in order to obtain a stay of the FDA’s approval of PAR’s ANDA for 30 months, or as lengthened or shortened by the court.

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

Our composition of matter patent covering RAVICTI expires in the United States in February 2015. We have applied for a term extension of just under four years for this patent under the Drug Price Competition and Patent Term Restoration Act (the “Hatch-Waxman Act”).

We own a first family of patents and pending patent applications in the United States, Europe, Japan, and Canada directed to methods of using, administering, and adjusting the effective dosage of phenylacetic acid (“PAA”) prodrugs including RAVICTI. These methods are based in part on novel findings regarding the conversion of PAA prodrugs to urinary phenylacetylglutamine (“PAGN”). The base expiration date of any patents issuing from this family will be January 2029. This family includes one issued

United States patent, U.S. Patent No. 8,642,012, which expires September 2030 due to a 623 day Patent Term Adjustment and which is a subject of our litigation with Par. Par challenges the validity and/or enforceability of this patent and asserts that the generic product for which it is seeking FDA approval does not infringe our patents. Any subsequent patents issued within this family may also be subject to challenge by competitors and invalidated or deemed not to be infringed by competing products.

We own a second family of patents and pending patent applications in the United States, Europe, and 15 additional countries directed to methods of using, administering, and adjusting the effective dosage of PAA prodrugs, including RAVICTI, based on fasting ammonia levels. The base expiration date of any patents issuing from this family will be March 2032. This family includes one issued United States patent, U.S. Patent No. 8,404,215, which is a subject of our litigation with Par. Par challenges the validity and/or enforceability of this patent and asserts that the generic product for which it is seeking FDA approval does not infringe our patents. Any subsequent patents issued within this family may also be subject to challenge by competitors and invalidated or deemed not to be infringed by competing products

We own a third family of pending patent applications in the United States, Europe, and ten additional countries directed to methods of using, administering, and adjusting the effective dosage of PAA prodrugs, including RAVICTI, based on PAA:PAGN ratio. The base expiration date of any patents issuing from this family will be September 2032.

We own three additional families of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”). These applications are directed to methods of using, administering, and adjusting the effective dosage of a PAA prodrug, including RAVICTI, methods of diagnosing, grading, and treating hepatic encephalopathy (“HE”), and methods of evaluating PAA prodrug treatment compliance. If granted, these applications could extend patent protection until 2033 to 2034.

There is a significant risk that the pending patent applications in the six families discussed above will not issue timely, or that they may not issue at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims and may affect the outcome of our litigation with Par, although its full impact will not be known for many years. Moreover, even if granted, these applications may not provide protection sufficient to protect against the introduction to the market of generic forms of RAVICTI. The entry of generic competitors to the market would likely result in a material decline in sales of RAVICTI.

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

We own two issued patents in the United States and multiple pending patent applications in the United States and in foreign jurisdictions relating to methods of treatment with RAVICTI or other PAA prodrugs, including dosing and dose adjustment. These patents and applications do not ensure the protection of our intellectual property. Our pending applications may not issue or may issue with claims significantly narrower than we currently seek, and we may not prevail in our litigation with Par in its challenge to the validity of our issued patents Unless and until our pending applications issue, their protective scope is impossible to determine, and even after issuance their protective scope may be limited. For example, we may not have developed a method for determining dosing for RAVICTI before others developed identical, similar methods or distinct methods, in which case we may not receive a granted patent or any granted patent may not cover potential competition.

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

We may decide to acquire additional products or technologies. Although we acquired BUPHENYL in May 2013, we have limited experience in successfully acquiring and integrating products into our current infrastructure and have no experience integrating products outside the UCD indication. We may not be able to successfully integrate technologies or products without a significant expenditure of operating, financial and management resources. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

•	acquisitions may negatively impact our results of operations because they may require us to: incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, incur or assume substantial debt or liabilities, or may cause adverse tax consequences or substantial depreciation;

•	we may encounter difficulties in assimilating and integrating the business, technologies or products that we acquire;

•	acquisitions may require significant expected and unanticipated capital infusions, and the acquired products or technologies may not generate sufficient revenue to offset acquisition costs; and

•	acquisitions may disrupt our ongoing business, divert resources, increase our expenses and distract our management.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations.

Our failure to adequately address the financial, operational or legal risks of any acquisitions could harm our business. In addition to the financial and operational risks associated with acquisitions enumerated above that could adversely affect our business, the legal risks associated with business acquisitions include the assumption of known and unknown liabilities of the acquired company, including potential intellectual property claims, contract, tort and employment claims. For example, in connection with the misconduct we discovered in the DiaPep277 clinical program, we face a variety of potential liabilities, including in connection with the discontinuation of our development of DiaPep277 and the termination of Andromeda employees engaged in the misconduct.

Budget constraints may require us to expend our limited resources to pursue particular product candidates or indications at the expense of others that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources and drug development is an expensive process, we must regularly assess the most efficient allocation of our resources, focusing on development programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. Accordingly, we may choose to delay our development efforts for a promising product candidate or we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs in order to allocate resources to other programs, which could cause us to alter near-term development and/or commercialization objectives. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since those products will be delayed in reaching the market, or may not reach the market at all. If we terminate a clinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a return on our investment.

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

We may need to obtain additional financing in order to have sufficient resources to fund current programs. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully maintain sales of RAVICTI and BUPHENYL for the treatment of UCD including selling prices for those products and the maintenance of adequate third-party reimbursement;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of litigation relating to Par, Andromeda or other disputes that we may become party to;

•	the costs of completion of the ongoing DIA AID 2 clinical trial of DiaPep 277 after which no further clinical development of DiaPep would be performed as well as settling any disputes or claims related thereto;

•	the costs of integrating acquired businesses or technologies; the amount of sales and other revenues from product candidates, including GPB for the treatment of HE, that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our UCD products;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials for HE;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies that may be required by regulatory authorities;

•	the costs of obtaining clinical and commercial supplies of RAVICTI, BUPHENYL and GPB;

•	payments of milestones and royalties to third parties, including Ucyclyd;

•	cash requirements of any future business acquisitions of products or product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	changes to the design of our clinical trials; and

•	any new collaborative, licensing, or other commercial relationships that we may establish.

If we need to obtain additional financing to fund our operations, we expect to finance such future cash needs through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets, even if we do not have an immediate need for additional capital at that time. Our inability to obtain additional funding when we need it could seriously harm our business.

We may never obtain approval for or commercialize RAVICTI outside of the United States, which would limit our ability to realize its full market potential.

We currently only have approval to market RAVICTI in the United States. In order to market RAVICTI outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in other countries. On June 25, 2014 the European Medicines Agency (“EMA”) accepted our Marketing Authorisation Application, commencing its review process which is expected to be completed in the fourth quarter of 2015 or the first quarter of 2016. In addition, we announced on June 3, 2014 that Health Canada (“HC”) had completed its validation process for our New Drug Submission (“NDS”) for approval to market RAVICTI in Canada. The NDS was granted priority review, expediting the review process to approximately 6 months. However, we cannot be assured that the EMA or HC will approve our applications to market RAVICTI in Europe and Canada, respectively, nor can we be certain of the timelines for these agencies to make their determinations. If we fail to obtain approval to market RAVICTI from the EMA prior to February 2016 when RAVICTI composition of matter patent expires in European jurisdictions in which it is validated, we will not be eligible to apply to extend the patent’s term, and we will have to rely on maintaining orphan designation to ensure marketing exclusivity in Europe. If we fail to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of RAVICTI will be harmed.

In addition to the regulatory approvals that we must obtain in Europe and Canada in order to market RAVICTI, we must obtain approvals for reimbursement on a country by country basis in Europe and on a province by province basis in Canada. If we cannot obtain adequate reimbursement for RAVICTI in these markets, even if we obtain marketing approvals, it may not be commercially viable for us to expand our sales outside the United States. Moreover, even if we obtain marketing approval in Europe, we cannot be assured that we can maintain orphan designation for RAVICTI in the EU as we must demonstrate that the product provides

“significant benefit” in those UCD subtypes for which AMMONAPS is approved. In Canada, in order for RAVICTI to obtain “data exclusivity” a designation which provides exclusivity similar to that of orphan drug designation, RAVICTI needs both to be designated by HC as qualifying for data exclusivity and to be the first phenylbutyrate compound approved in Canada for the treatment of UCD. In jurisdictions outside the United States, we may choose not to sell RAVICTI if we cannot be assured that we can obtain market exclusivity for our product in those jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2014, we issued 312,869 shares of its common stock valued at approximately $7.8 million to the former parent company of Andromeda, Clal as part of the consideration for the Company’s acquisition of Andromeda. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

As of September 30, 2014, we have used approximately $44.1 million of the proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Hyperion Therapeutics, Inc.

Date: November 6, 2014	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2014	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

10.1#*	General Release and Post-Separation Consulting Agreement dated as of August 4, 2014, by and between the Company and Klara Dickinson-Eason.

10.2	Loan and Security Agreement, dated as of July 18, 2014, by and between Silicon Valley Bank, and Hyperion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 21, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Compensatory plan or agreement.