Form 10-K
period 2014-12-31
HYPERION THERAPEUTICS INC
filed 2015-03-04
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of $26.10 of the registrant’s common stock as reported on the NASDAQ Global Market, was $420,544,733. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 27, 2015, the registrant had 20,774,744 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiaries. The names Hyperion Therapeutics, Inc. TM RAVICTI® ,DiaPep277®, BUPHENYL® and AMMONAPS® are our trademarks. AMMONUL® is a registered trademark of Ucyclyd Pharma, Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. on December 11, 2012. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

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

•

whether Clal Biotechnology Industries, Ltd. exercises its option to purchase Andromeda Biotech Ltd (“Andromeda”) from us and whether Andromeda ever generates revenues resulting in royalty payment obligations to us;

•	the ongoing litigation with Par Pharmaceutical, Inc.;

•	whether we will receive approval to market and/or decide to commercialize RAVICTI in the European Union or in Canada;

•	impact of accounting standards;

•	repayment of notes payable; and

•	our estimates of attaining sustained profitability

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat orphan diseases. Our products, RAVICTI® (glycerol phenylbutyrate) Oral liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 and the most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 675 patients are currently treated with medication approved by the U.S. Food and Drug Administration (“FDA”). HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage.

On February 1, 2013, the FDA granted approval of RAVICTI for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. Limitations of use include treatment of patients with acute hyperammonemia (“HA”) crises for whom urgent intervention is typically necessary, patients with N-acetylglutamate synthetase (“NAGS”) deficiency for whom the safety and efficacy of RAVICTI has not been established, and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI.

In May 2013, we acquired BUPHENYL, an FDA-approved therapy for treatment of 3 of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). In Europe and the Middle East, BUPHENYL is sold under the brand name AMMONAPS®. The active pharmaceutical ingredient in BUPHENYL and AMMONAPS is sodium phenylbutyrate (“NaPBA”). References to BUPHENYL in this Form 10-K include AMMONAPS when referring to the product in the Middle East and Europe. Subsequent to the acquisition, we began selling BUPHENYL within the United States to patients who have not transitioned to RAVICTI. In addition, we sell BUPHENYL in Canada based on Special Access Requests from Health Canada and through our distributors in other select regions outside the United States. In 2011, an Abbreviated New Drug Application (“ANDA”) for a generic tablet form of NaPBA was approved in the U.S., and in 2013, an ANDA for generic powder was approved. In January 2015, Health Canada approved a taste-masked granule form of NaPBA. These forms of NaPBA are owned by companies other than Hyperion. References to NaPBA in this Form 10-K include the generically available tablet and powdered forms of the drug, as well as our branded products in both powdered and tablet forms.

Although the price of BUPHENYL per gram is approximately one fifth that of RAVICTI and the prices for both therapies vary among patients because doses are individualized based on a patient’s weight and disease severity, most patients cannot afford to pay for either medication themselves. We have engaged a dedicated team at a third party call center, which serves as an integrated resource for prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for our UCD patients. Together with distribution via two specialty pharmacies, we believe these services provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease.

As part of our ongoing commitment to the patient community, we provide our UCD products at no cost to patients as we help them establish insurance coverage for our UCD products and donate to an independent foundation with an established track record of enabling patients to access medications affordably.

RAVICTI was granted orphan drug exclusivity in the United States for the maintenance treatment of patients with UCD shortly after its FDA approval in 2013. This exclusivity extends through February 1, 2020. RAVICTI has also received orphan drug designation in the European Union (“EU”), although the right to marketing exclusivity cannot be determined until we are authorized to market it in the EU. In March 2013, U.S. Patent No. 8,404,215 entitled “Methods of Therapeutic Monitoring of Nitrogen Scavenging Drugs” issued from U.S. Patent Appl. No. 13/417,137 with claims directed to methods of optimizing the dosage of nitrogen scavenging drugs based on target fasting ammonia levels. This patent will expire in March 2032, and is currently listed in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. In February 2014, U.S. Patent 8,642,012 entitled “Methods of Treatment Using Ammonia Scavenging Drugs” issued from U.S. Patent Appl. No. 12/350,111 with claims directed to methods of treating patients with UCD using phenylacetic acid (“PAA”) prodrugs based in part on target urinary phenylacetylglutamine (“PAGN”) levels. This patent will expire in September 2030 with Patent Term Extension (“PTE”) and is listed in the Orange Book.

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

On June 12, 2014, the Company acquired Andromeda Biotech Ltd, (“Andromeda”) an Israeli company developing DiaPep277 for the treatment of recent onset Type 1 diabetes, from Clal Biotechnology Industries Ltd., (“CBI”). On September 8, 2014, we announced the termination of further development of DiaPep277® beyond completion of the ongoing clinical trial as a result of evidence we uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. We subsequently terminated the Andromeda employees involved in the misconduct. We had been involved in a legal dispute with CBI related to Andromeda since our announcement of the discovery of the Andromeda employee misconduct in September 2014. On February 16, 2015 we reached an agreement with CBI and Yeda Research and Development Company Ltd (“Yeda”), the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve

DiaPep277 related claims against one another, and we granted CBI an option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, CBI will transfer to us $2.5 million in shares of our common stock it holds, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. The parties have appointed a steering committee to oversee the completion of the clinical trial with representatives of CBI and Yeda and a non-voting member appointed by us. The Company’s estimated budget from October 1, 2014 through the completion of the trial remains unchanged at $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in shares of the Company’s common stock. Under the agreement, CBI’s option is exercisable through September 30, 2015 for $3.5 million payable in shares of the Company’s common stock. In addition, if the option is exercised, then Andromeda will be obligated to pay Hyperion future contingent payments if and to the extent it or its shareholders receive revenues or certain other proceeds, which are capped at $36.5 million. This amount, together with the option exercise price that Hyperion may receive, approximates the total amount Hyperion will have invested in Andromeda by the option exercise date. Under the agreement, in the event that CBI does not exercise its option, the underlying DiaPep277 technology will revert to Yeda under the license agreement between Andromeda and Yeda. Also on February 16, 2015, the Company entered into a release with Evotec International GmbH (“Evotec”) pursuant to which Evotec released its previously asserted claims that it was entitled to a milestone payment from us in connection with our acquisition of Andromeda and that it had suffered harm from recent incidents in relation to DiaPep277 in exchange for a payment of $500,000 from us.

Business Strategy

Our strategy is to commercialize a product portfolio, including RAVICTI, for the treatment of UCD and to develop GPB for the treatment of HE. The key elements of our strategy are to:

•

Commercialize RAVICTI and enhance patient care in UCD. A cornerstone of our commercial strategy is to facilitate the transition of patients from NaPBA to RAVICTI and to grow the market through use in patients who are newly diagnosed or who have not previously been on a therapy approved by their relevant regulatory authority and whose UCD is not adequately controlled by dietary measures alone. In the U.S., we directly employ a small, scientifically-focused field team of six sales representatives and four payor account managers. We have also contracted a third-party call center focused on reimbursement adjudication and compliance support and two specialty pharmacies and one specialty distributor which distribute RAVICTI directly to patients and hospitals. If we receive approval for RAVICTI and launch in Canada, we will employ a small Canadian-based team which will work with our U.S. personnel to sell and support RAVICTI in Canada. Should we receive approval and decide to launch RAVICTI in Europe, we anticipate partnering with an EU-based company for sales and marketing support. We are currently assessing the commercial attractiveness of other ex-U.S. geographies.

•

Sell BUPHENYL for appropriate patients. We are marketing BUPHENYL for use by UCD patients within the United States who have not transitioned to RAVICTI. We are also marketing BUPHENYL through our distributors outside the United States. We sell BUPHENYL in Canada based on approved Special Access Program Requests that we receive from Health Canada.

•

Develop GPB for the treatment of HE. Based on the positive results of our Phase II trial assessing the safety and efficacy of GPB in the treatment of episodic HE, an end of Phase II meeting to discuss those trial results, and subsequent dialogue with the FDA, we are currently planning a Phase III clinical trial that we estimate will begin enrolling in the second half of 2015.

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

UCD Background

UCD are inherited genetic diseases caused by a deficiency of one of the enzymes or transporters that are necessary for the normal function of the urea cycle. The urea cycle involves a series of biochemical steps in which ammonia, a potent neurotoxin, is converted to urea, which is excreted in the urine. UCD patients may experience HA crises which may result in irreversible brain damage, coma or death. UCD symptoms may first occur at any age depending on the severity of the disorder, with more severe defects presenting earlier in life.

Diagnosis and Prevalence

UCD are diagnosed either through newborn screening or when symptoms occur and are recognized as related to a UCD. Current newborn screening typically only detects three of the UCD subtypes and does not detect the most prevalent subtype. Thus, screening is believed to identify only approximately one-third of newborns with UCD. Initial UCD symptoms range from catastrophic illness with coma occurring within a few days of birth to milder and non-specific symptoms such as difficulty sleeping, headache, nausea, vomiting, disorientation and seizures, particularly in patients who present later in life. Because these symptoms are common to a number of ailments, physicians often do not consider the possibility of UCD and therefore may not measure levels of blood ammonia. As a result, the most mildly affected patients can go undiagnosed for decades despite having symptoms. Because many cases of UCD remain undiagnosed and because infants born with severe UCD often die without a definitive diagnosis, the exact incidence and prevalence of UCD are unknown and, we believe, likely underestimated.

We believe UCD occur in approximately 1 in 35,000 births in the United States. We estimate that there are approximately 2,100 individuals in the United States that suffer from UCD. We estimate that only half, or approximately 1,100 patients with UCD in the United States, have been diagnosed. Based on demographic data for those patients enrolled in the National Institutes of Health sponsored UCD consortium (“UCDC”) longitudinal study, we estimate that of the diagnosed UCD patient population in the United States, 28% are under 6 years of age (somewhat more than half of whom are under 2 years of age), 32% are aged 6 through 17 years and 40% are 18 years of age or older. We estimate that the UCD population with NAGS deficiency is exceedingly small and as such is financially immaterial.

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

Management of UCD involves decreasing ammonia production through reduction of protein in the diet, supplementation with essential and/or branched chain amino acids, the use of dietary supplements such as arginine and citrulline, and, when dietary measure are inadequate, the use of ammonia lowering agents, including sodium benzoate and NaPBA or Carbaglu® for NAGS deficiency. We believe that patients with mild to moderate UCD are typically treated with dietary management and that patients with more severe UCD are generally treated with FDA-approved medications, including RAVICTI or NaPBA. Liver transplantation is an option reserved for the most severely affected patients, typically those who present very early in life. Because liver transplantation is technically difficult in newborns, a company called Cytonet GmbH & Co. (“Cytonet”) is developing a therapy for severely affected newborns and recently filed a Marketing Authorization Application with the European Medicines Agency seeking approval for its liver cell therapy for treatment of UCD in children. This treatment involves the infusion of human liver cells with the aim of prolonging crisis-free survival until the patients are old enough to undergo a liver transplantation. In addition Promethera Biosciences S.A. (“Promethera”), a Belgian company has completed a 20 patient Phase I/II trial in Europe of its stem cell based therapy for treatment of UCD in the pediatric population and plans to conduct a phase IIb/III trial in UCD. Other potential therapies in early stage pre-clinical or clinical testing include gene therapy and mitochondrial enzyme replacement. For example, Aeglea Biotherapeutics has a degrading enzyme treatment in preclinical development for arginase 1 deficiency.

BUPHENYL, approved by the FDA in 1996, was the only branded FDA-approved therapy for the chronic management of 3 of the 8 subtypes of UCD, prior to RAVICTI’s approval for the same 3 subtypes, plus 4 more. BUPHENYL is available in powder and tablet forms. A generic of the tablet form of BUPHENYL was approved by the FDA in November 2011, and a generic powder form was approved by FDA in March 2013 and launched in April 2013. Similar to RAVICTI, NaPBA removes ammonia from the bloodstream and patients take the drug for the balance of their life to help maintain control of their blood ammonia. BUPHENYL is also available for the treatment of UCD in select countries throughout Europe, the Middle East, and the Asia-Pacific Region. In Europe and the Middle East the product is sold under the brand name AMMONAPS. Lucane Pharma SA obtained approval in Europe in July 2013 for its taste-masked granule formulation of NaPBA called Pheburane and in January 2015, obtained approval for Pheburane in Canada. When UCD are not well controlled or even in well-controlled patients who experience concurrent illness such as infection, or physiological stress such as pregnancy or surgery, HA crises may occur. In these acute situations, AMMONUL is often administered intravenously, and dialysis is sometimes used. AMMONUL is currently the only FDA-approved adjunctive therapy for the treatment of HA crises in patients with the most prevalent UCD. Currently, AMMONUL is not approved for use outside the United States, but is being prescribed by physicians in parts of Europe.

Limitations of Treatment Options for UCD

We believe that approximately 675 of the estimated 1,100 patients in the U.S. currently diagnosed with UCD are treated with an FDA-approved medication, including RAVICTI and NaPBA, and the remainder of UCD patients go untreated or elect to manage their disease through protein restriction and/or the use of dietary supplements. Although NaPBA is an effective treatment and in many cases is lifesaving, it has important limitations including a high pill burden or large quantity of powder that must be taken, unpleasant taste and smell, and frequent dosing (3-6 times per day), which make compliance for many UCD patients difficult. The amount of NaPBA prescribed is based on a patient’s weight or body surface area. The maximum daily dose of 20 grams requires patients to consume either 40 vitamin-sized uncoated tablets or 6.9 teaspoons of powder mixed with liquid or food. The powder form of NaPBA is often mixed with food, which can result in food aversion. Due to palatability issues with most formulations of NaPBA, gastrointestinal side effects associated with NaPBA and symptoms of their disease, we believe that up to 45% of pediatric patients have or have had a feeding tube. In addition, the sodium content of the maximum daily dose of NaPBA exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

Despite the life-threatening nature of UCD and the irreversible brain damage that can occur if a patient’s disease becomes uncontrolled and an acute HA crisis occurs, non-compliance with NaPBA is common. For example, a peer reviewed journal article discussing data from a 21-year, open-label, uncontrolled, multi-center study in 206 UCD patients, which was used to support FDA approval of AMMONUL, reports that approximately 10% of HA crises were attributed to non-compliance with NaPBA. This study was initiated originally under Brusilow Enterprises, LLC’s (“Brusilow”) Investigator New Drug (“IND”) application in 1982 and later was used to support the filing of Ucyclyd’s New Drug Application (“NDA”) that resulted in FDA approval in 2005. In addition, approximately 22% of HA crises reported by patients on BUPHENYL in the year before their enrollment in our pivotal study were attributed to non-compliance.

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

•

Outcomes: In the 12-month safety extension to our pivotal Phase III trial and our studies in pediatric patients aged 6 through 17 years and 2 months through 5 years, patients on RAVICTI experienced approximately 50% fewer total HA crises than they reported having experienced in the prior year while on NaPBA. In addition, unlike RAVICTI, which contains no sodium, the sodium content of the maximum daily dose of NaPBA exceeds the FDA’s recommended daily allowance, which may lead to high blood pressure.

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

RAVICTI Clinical Development in UCD Patients

The clinical efficacy of RAVICTI was evaluated in both adult and pediatric UCD patients across four short-term controlled- and three long-term open-label clinical trials (Table X).

The pivotal efficacy study, HPN-100-006, was a Phase 3, randomized, double-blind, active-controlled, crossover study to establish the non-inferiority of RAVICTI to NaPBA by comparing blood ammonia assessed as 24-hour (24-h) area under the concentration versus time curve (AUC0-24) in adult UCD patients. Scientific evidence confirming the efficacy demonstrated in the single Phase 3 study has been established in 3 open-label, controlled, fixed-sequence switchover studies (UP 1204-003, HPN-100-005, and HPN-100-012), each of which also compared ammonia control during steady-state treatment with NaPBA and RAVICTI.

In addition to these 4 comparatively short-term switch-over studies, persistent efficacy of RAVCTI in controlling blood ammonia levels and on clinical outcomes including neuropsychological function and hyperammonemic crises for up to 1 year, as well as safety, have been evaluated in both adults and children across three long-term open label studies (HPN-100-007, HPN-100-005SE, and HPN-100-012SE).

TableX: Summary of Hyperion-Sponsored UCD Clinical Studies

Study Number	Phase	Study Design	Study Objective	Subject Status/Patient Diagnosis	Number Exposed to HPN-100/ Control(s)[a]
PIVOTAL
HPN-100-006	3	Randomized, double-blind, crossover	Efficacy and Safety	Adult UCD ≥18 years	44/45	[b]
SHORT-TERM SUPPORTIVE STUDIES
UP 1204-003	2	Non-randomized, open-label, fixed-sequence, switch-over	Safety and efficacy	Adult UCD ≥18 years	10/14	[c]
HPN-100-005	2	Non-randomized, open-label, fixed-sequence, switch-over followed by a long-term open-label phase	Safety and efficacy	Pediatric UCD ≥6 years — <18 years	11/11
HPN-100-012[f]	2	Non-randomized, open-label, fixed-sequence, switch-over followed by a long-term open-label phase	Safety and efficacy	Pediatric UCD ≥29 days — <6 years	15/15
LONG-TERM EFFICACY AND SAFETY STUDIES
HPN-100-007[d]	3	Uncontrolled	Safety	Adult and pediatric UCD	60/-
HPN-100-005 safety-extension[e]	2	Non-randomized, open-label, fixed-sequence, switch-over followed by a long-term open-label phase	Safety and efficacy	Pediatric UCD ≥6 years — <18 years	17/-
HPN-100-012 safety-extension[f,g]	2	Non-randomized, open-label, fixed-sequence, switch-over followed by a long-term open-label phase	Safety and efficacy	Pediatric UCD ≥29 days — <6 years	23/-

HPN-100 = glycerol phenylbutyrate (RAVICTI); UCD = urea cycle disorder.

a	Safety population. Control for all UCD efficacy studies was NaPBA.

b	In the phase 3 study, HPN-100-006, active HPN-100 and control NaPBA were blinded with a matching placebo in a double-dummy design.

c

Study UP 1204-003 enrolled 13 unique patients; however, two patients were enrolled, assigned a subject identification number (ID), discontinued from the study, and then later re-enrolled under a different ID. Therefore, the study accounts for 15 patient IDs, 14 IDs who received at least one dose of study treatment

(NaPBA only) and are accounted for in the Safety Population. Ten of the 13 unique patients completed the study (received both NaPBA and HPN-100).

d	Study HPN-100-007 includes 40 patients who participated in HPN-100-006 and 20 new patients. These 60 patients consisted of 51 adult and 9 pediatric patients.

e	HPN-100-005SE is the 12-month extension phase of HPN-100-005 and includes 11 patients who participated in the switch-over phase of HPN-100-005 and 6 new patients who enrolled directly into the extension phase.

f	HPN-100-012 allowed patients ≥29 days to <5 years of age to be enrolled; however, the youngest age of patients at the time of enrollment was 2 months of age.

g	HPN-100-012SE is the 12-month extension phase of HPN-100-012 and includes 15 patients who participated in the switch-over phase of HPN-100-012 and 7 new patients who enrolled directly into the extension phase.

Summary of Clinical Results to Date. The following is a bulleted summary of the short and long-term clinical trial findings to date:

Short term studies (Protocols UP-1204-003, HPN-100-005, HPN-100-006 and HPN-100-012)

•

Non-inferiority of daily ammonia control assessed as 24-hour area under the curve during dosing with RAVICTI relative to NaPBA was achieved in each of these studies. Non-inferiority was pre-defined for protocols HPN-100-005, HPN-100-006 & HPN-100-012 and the same criteria were applied retrospectively to the results of protocol UP-1204-003.

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

•

Pharmacokinetic Differences in PAA Production Between Adult and Pediatric UCD Patients. Data from our clinical studies as well as population pharmacokinetic modeling and dosing simulations to predict PAA exposure indicate that the rate of conversion of PAA to PAGN for both RAVICTI and NaPBA varies directly with body surface area. As a result, exposure to PAA during dosing with both drugs tends to be higher among pediatric patients versus adults. High levels of PAA have been associated with reversible toxicity in previously published studies involving cancer patients who received intravenously infused PAA. No relationship has been observed so far between adverse events and PAA levels in our clinical studies of RAVICTI in UCD patients, and PAA exposure among UCD patients administered RAVICTI has been below the range associated with toxicity in these previously published studies. As compared with NaPBA, systemic exposure to PAA during equivalent steady state dosing of RAVICTI among UCD patients is modestly, but significantly, lower among adults and similar among pediatric patients.

Long-term studies (Protocols HPN-100-005 SE, HPN-100-007 & HPN-100-012SE)

•	Ammonia control was well maintained in both adult and pediatric patients over 12 months of dosing with average values within normal limits (Figure IV below).

•

There was an approximately 50% decrease in the number of HA crises experienced by patients on RAVICTI as compared with the pre enrollment period of up to 12 months (shorter for the youngest children), during which most patients had been treated with NaPBA (Figure YY).

•

Children ages 6-17 show evidence of statistically and clinically significant improvements in executive function, including behavioral regulation (e.g., flexibility, inhibitory control) and metacognitive skills (e.g., goal setting, planning, self-monitoring).

SE = standard error; ULN = upper limit of normal, *p < 0.05

SE = standard error; ULN = upper limit of normal, *p < 0.05

HAC were recorded retrospectively for 12 months prior to enrollment. 30 patients had 53 HAC over the previous year on NaPBA and 19 patients had 27 HAC over the year on GPB

RAVICTI Nonclinical Development

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

Thrive Registry

As part of its ongoing commitment to the UCD community, Hyperion is sponsoring a registry comprised of UCD patients, who are eligible to participate in the registry regardless of whether they are receiving treatment for their disorder. The registry is designed to assess the impact of RAVICTI treatment on long term outcomes including hyperammonemic crises and neurocognitive development.

FDA Required Post-Marketing Requirements

As part of the FDA approval of RAVICTI to treat UCD, we agreed to the following post-marketing requirements:

•

Clinical studies in pediatric patients with urea cycle disorders who are less than two months of age and also pediatric patients age 2 two months to two years. These requirements will be undertaken in the context of a single protocol, the design of which has been finalized in consultation with FDA as well as EMA in the context of a Pediatric Investigational Plan. This study began enrolling in February 2015 and will include patients under two years of age who are newly diagnosed through newborn screening or as a result of a hyperammonemic crisis as well as already diagnosed patients taking NaPBA or on dietary management alone. Ammonia levels and blood and urine metabolite (phenylacetic acid (“PAA”) and phenylacetylglutamine (“PAGN”)) levels will be checked on a fixed schedule and at the time of adverse events;

•

A randomized controlled clinical trial to assess the safety and efficacy of RAVICTI in treatment naïve patients with UCD; We are finalizing this protocol in consultation with FDA and anticipate that clinically stable UCD patients ages 2 months and above will be first randomized to RAVICTI vs. NaPBA after which they will undergo extended dosing with RAVICTI. Data to be collected is expected to include patient demographics and relevant history, blood ammonia, safety and tolerability, standard clinical laboratory tests, dietary protein, clinical status, neurocognitive and psychomotor status, growth and development milestones, and adverse events including HA crises. This trial is expected to start enrolling in the second half of 2015.

•

A drug interaction study in healthy volunteers to evaluate the effect of RAVICTI on the pharmacokinetics of a drug that is a substrate of cytochrome 3A4 has been completed. The results of the study suggest that RAVICTI administration is associated with modest induction of CYP3A4 using midazolam as a model substrate. This information is anticipated to be included in an updated RAVCTI label to be submitted this year for consideration by FDA.

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

Current Therapies and Limitations

The most commonly utilized agents for the treatment of HE are poorly or non-absorbable sugars, such as lactulose or lactitol, and rifaximin, a poorly absorbed non-systemic oral antibiotic manufactured by Salix Pharmaceuticals, Ltd (“Salix”). These agents are believed to limit the local production of ammonia in the intestine. Other products currently in development include Ocera Therapeutics, Inc.’s (“Ocera”) OCR 002, or ornithine phenylacetate, which is believed to lower ammonia and is currently being studied in intravenous form in patients with acute HE events. NaPBA is not an appropriate treatment for most HE patients given the FDA warning regarding the use of the drug in patients with sodium retention and edema which is common for patients with HE.

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

Part B was a multi-center, randomized, double-blind trial of GPB versus placebo in patients with episodic HE, the results of which were published in the peer reviewed scientific publication, Hepatology in March 2014. This study shared many of the essential features of Salix’s pivotal trial for rifaximin in HE. In the Salix pivotal study rifaximin reduced the risk of occurrence of an HE event and risk of hospitalization due to an HE event. We followed the general design of the Salix study, recruited similar patients and applied similar definitions of HE events as the primary outcome measure. However the duration of our study was four months in contrast to Salix’s study which was six months. Also, and in contrast to the Salix trial design whereby patients exited the study after experiencing an HE event, our trial allowed patients to remain on study after their first HE event such that total events were measured. In order to be included in our study, patients must have had at least two HE events in the previous six months. The primary efficacy measure was similar to the rifaximin trial and was defined as the proportion of patients that exhibited at least one HE event while on the study. Secondary and exploratory analyses included total HE events during the study, pharmacokinetics, hospitalizations due to HE, subjects with one or more symptomatic days, and impact on minimal HE, which involves mild neurological impairment as detected by standardized testing.

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

The trial enrolled 178 patients: 88 patients from 28 sites in the U.S., 50 patients from 9 sites in Russia, and 40 patients from 7 sites in the Ukraine. The ex-U.S. sites were included both to facilitate enrollment and diversify the background standard of care. All sites were pre-qualified and continuously monitored by us throughout the study to ensure adherence to the protocol and good clinical practices (“GCP”).

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

Table 1: Hepatic Encephalopathy (HE) Events, Hepatic Encephalopathy-Related Hospitalizations and Blood Ammonia*

	GPB (%)		Placebo (%)		p value
All patients (n= 178)	n=90		n=88
Percent (#) of patients with an HE event (1° analysis)	21	(19)	36	(32)	0.02
Percent (#) of patients with an event (WH ≥ 2)	18	(16)	31	(27)	0.04
Hazard ratio (± 95% CI) based on time-to-event analysis, GPB relative to placebo	0.56	(0.32, 0.99)			0.047
Total HE events	35		57		0.04	**
Patients reporting HE hospitalization	10		16		0.23
HE Hospitalizations	13		25		0.06	**
HE Hospital days	66		134		NS
Patients with CHESS score ≥ 3	13		27		0.015
Ammonia (TNAUC; µmol/L x week)	46		58		0.04
Not on Rifaximin at Study Entry (N= 119)	60		59
Percent (#) of patients with an HE event	10	(6)	32	(19)	0.003
Patients with an HE event, WH ≥ 2	5	(3)	25	(15)	0.002
Total HE events	7		31		<0.001	**
HE Hospitalizations	2		5		0.3	**
HE Hospital days	9		44		NS
Patients with CHESS score ≥ 3	4	(7)	12	(20)	0.02
Ammonia (TNAUC; µmol/L x week)	36		43		0.08
Taking Rifaximin at Study Entry (N= 59)	30		29
Percent (#) of patients with an HE event	43	(13)	45	(13)	0.9
Percent (#) of patients with an event (WH ≥ 2)	43	(13)	41	(12)	0.9
Total HE events	28		26		0.8	**
HE Hospitalizations	11		20		0.1	**
HE Hospital days	57		90		NS
Patients with CHESS score ≥ 3	9	(30)	15	(52)	0.2
Ammonia (TNAUC; µmol/L x week)	67		91		0.1
Rifaximin at Study Entry or after 1st Event (N= 69)	31		38
Percent (#) of patients with an HE event	42	(13)	58	(22)	0.2
Total HE Events	28		42		0.6	**

*	All analyses based on Intention to Treat Population

**	Statistical analysis pertains to event rate

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

GPB Phase III Design Planning

We had an end of Phase II meeting with the FDA in the fourth quarter of 2012 to discuss these findings and gain the FDA’s input on our plans for a Phase III trial in HE. We have initiated an SPA process with the FDA. Based on our discussion to date with the FDA, we envision a single pivotal study, similar in design to the Phase II study with respect to study population and overall design that would enroll approximately 500 patients from both the United States and other geographical areas.

During the end of Phase II meeting, the FDA expressed concern regarding the use of the West Haven grading scale, similar to the concern the FDA raised at the time of the 2010 FDA Advisory Committee meeting for rifaximin. The West Haven is a grading scale used to determine the severity of HE. It has been used by clinicians for over three decades and was used by Salix in the pivotal study of rifaximin. However, it was not developed as an outcomes tool, has never been formally validated and includes criteria such as ‘subtle change in personality’ which are imprecise. At our End of Phase II meeting, the Division of Gastroenterology and Inborn Errors Products (“the review division”) indicated that we should seek consultation from the Study Endpoints and Label Development (“SEALD”), group prior to the initiation of the SPA process. The SEALD group was established by the FDA to facilitate decisions related to the approval of drugs, labels and promotional claims that are based on patient reported outcomes. Taking into account recommendations from the review division in consultation with SEALD, we developed an HE Grading Instrument, a clinician reported outcomes tool, which was received favorably by FDA. Because most HE events are anticipated to occur when patients are not at the study site, we have also developed a screening tool to be used by caregivers of the study patients which would prompt them to contact the study site in the event that the study subject exhibits manifestations which might represent an HE event. However, there is more work to be done, and we anticipate that continued discussions with the FDA regarding protocol design will result in the pivotal study commencing in the second half of 2015. Even if no formal agreement is reached with the FDA in the context of the SPA, we believe that the discussions with the FDA will be helpful and increase the probability of a successful Phase III study in HE and, ultimately, approval.

As currently designed, Part A of our Phase III pivotal study will consist of a 24 week randomized, double-blind, placebo controlled study in up to 500 adult patients who have experienced at least two documented overt HE events in the past six months, with at least one of the qualifying HE events having occurred while the subject was on stable management for HE (e.g. lactulose or rifaximin therapy). Part B of the study is a 28 week open label safety extension study. Our phase II trial indicated that 6 mL twice daily is the optimal dose. The primary endpoint is anticipated to be time to first overt HE episode of Grade 2 or above. Secondary endpoints include number of hospitalizations due to HE in all patients as well as those patients with ammonia levels above the upper limits of normal at screening, total number of HE episodes in all patients and the subgroup with ammonia levels above the upper limit of normal at screening, time to first hospitalization due to HE and time to all-cause hospitalizations.

The pivotal study is preceded by an observational study aimed at determining current standards of documentation of HE episodes at the sites targeted for the global Phase III study. Additional objectives of the observational study are to assess standard of care and health care burdens, as measured by rifaximin use and hospitalizations due to HE.

Sales, Marketing and Distribution

On February 1, 2013, the FDA granted approval of RAVICTI for use as a nitrogen-binding agent for chronic management of UCD in adult and pediatric patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone. RAVICTI is not approved for use in treating patients with HA crises for whom urgent intervention is typically necessary, patients with NAGS deficiency for whom the safety and efficacy of RAVICTI has not been established, and UCD patients under two months of age for whom RAVICTI is contraindicated due to uncertainty as to whether newborns, who may have immature pancreatic function, can effectively digest RAVICTI. In February 2013, we began commercializing RAVICTI in the U.S. and in June 2013, we began commercializing BUPHENYL inside and outside the U.S. We directly employ a small, scientifically-focused field team of six sales representatives who call on approximately 90 clinics in the US that treat UCD patients and four payor account managers who work with our five medical science liaisons to educate payors and facilitate coverage for RAVICTI.

We distribute RAVICTI through two specialty pharmacies and coordinate commercial operations through a single third party call center responsible for interfacing with patients, physicians and payors. This strategy supports a case managed approach to getting patients on treatment quickly and supporting long-term compliance. As part of our ongoing commitment to the patient community, we have implemented a comprehensive set of patient financial support services. Our call center case managers assist un-insured or under-insured patients with identifying and securing insurance. In order to assist with public and private insurance and high out-of-pocket costs, we have also made a donation to an independent foundation with a strong track record of enabling patients to get affordable access to medications they seek. For uninsured patients who qualify and to assist new patients without coverage to convert to RAVICTI, we offer RAVICTI at no cost until we can help them establish coverage. As of the end of December 2014, commercial insurers responsible for approximately 95% of the covered lives in the U.S. and state Medicaid plans covering 95% of the Medicaid lives in the U.S. were reimbursing RAVICTI prescriptions.

A cornerstone of our U.S. strategy is to facilitate the transition of patients approved under FDA-labeling from NaPBA to RAVICTI. We began the transition in March 2013 concurrent with the commercial launch of RAVICTI. Based on our market research with physicians and patient preference data from our clinical trials, we anticipate that most NaPBA patients will transition to RAVICTI over time. We continue to sell BUPHENYL for any patients who are not included in the FDA-approved RAVICTI label or who have not transitioned from BUPHENYL.

As the transition of patients from NaPBA to RAVICTI is underway, we are devoting increasing efforts to expanding the number of diagnosed and treated patients through ongoing market education. As of December 31, 2014, approximately 23% of our new prescriptions (excluding clinical trial patients) were written for patients who had not previously been on NaPBA.

Outside the United States, we assumed and maintain the distribution agreements established by Ucyclyd for BUPHENYL. Swedish Orphan Biovitrum AB (“SOBI”), a related party, is the distributor of record in Europe and the Middle East and Orphan Pacific distributes BUPHENYL in Japan. We have an agreement with SOBI to support named patient sales of RAVICTI in the Middle East. If we receive approval for RAVICTI and launch in Canada, we will employ a small Canadian-based team that will work with our U.S. personnel to sell and support RAVICTI in Canada. Should we receive approval and decide to launch RAVICTI in Europe, we anticipate partnering with an EU-based company for sales and marketing support.

In the BUPHENYL market in the United States, we compete with a generic powder form of NaPBA. As of December 31, 2014, the generic powder has approximately 80% of the NaPBA powder volume. We believe there has been no impact of the generic powder sales on sales of RAVICTI or BUPHENYL tablets.

Third-Party Reimbursement in the United States

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Decisions regarding the extent of coverage and amount of reimbursement to be provided for RAVICTI and BUPHENYL are made on a plan by plan, and in some cases, patient by patient, basis. Particularly given the rarity of UCD, securing coverage and appropriate reimbursement from third-party payors requires targeted education. To that end, we employ a dedicated group of field-based payor account managers and engaging call-center based reimbursement experts focused on ensuring that clinically qualified patients have affordable access to therapy.

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

In the years ended December 31, 2014, 2013 and 2012, we incurred $20.7 million, $10.0 million and $17.0 million, respectively, of research and development expense.

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

Subject to Ucyclyd’s right to commercialize AMMONUL for UCD for as long as it owns the product, the purchase agreement prohibits Ucyclyd from developing or commercializing any product for the treatment of UCD or HE that comprises, incorporates or contains glycerol phenylbutyrate, sodium phenylbutyrate or any other active pharmaceutical ingredient that converts to PAA. This restriction is in force until the later of (a) the expiration of the last patent covering GPB in the United States, or (b) the expiry of any other market exclusivity granted by the FDA for GPB. Thereafter, the restriction will remain in force on a country-by-country basis until the later of (a) the expiration of the last patent covering GPB in the applicable country, or (b) the expiration of any other market exclusivity granted for GPB by the governing regulatory agency in the applicable country. This restriction does not prevent Ucyclyd from developing or commercializing BUPHENYL or AMMONUL for indications other than UCD or HE, and Ucyclyd retains the right to develop or commercialize the active ingredient(s) of BUPHENYL or AMMONUL for indications other than UCD or HE.

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

Manufacturing

We currently have no manufacturing facilities and rely on third-party manufacturers to produce the active pharmaceutical ingredient (“API”) and drug products required for commercial use and for our clinical trials.

We have clinical and commercial supplies of RAVICTI API manufactured for us by two alternate suppliers, Helsinn Advanced Synthesis SA (Switzerland) (“Helsinn”) and DSM Fine Chemicals Austria (now known as DPx Fine Chemicals GmbH & Co KG (“DPx”)) on a purchase order basis. We believe our commercial requirements of API can be satisfied by Helsinn and DSM without significant delay or material additional costs. We have finished RAVICTI drug product manufactured by Lyne Laboratories, Inc. under a commercial supply agreement. We have an agreement in place for a secondary fill/finish supplier, Halo Pharmaceuticals, Inc. (“Halo”) and have obtained FDA approval of Halo as a supplier of finished drug product.

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

Our third-party manufacturers, their facilities and all lots of API and finished drug products are required to be in compliance with current Good Manufacturing Practices (“cGMP”). The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and finished drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our API’s and finished drug products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers and their facilities, procedures and operations used in the testing and manufacture of our API and finished drug product are subject to periodic inspections by the FDA and other regulatory authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of API and finished drug products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, contract manufacturers may choose to discontinue providing contract manufacturing services which could also have a material impact on the availability of our API’s and finished drug product.

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

BUPHENYL is the only branded therapy other than RAVICTI currently FDA-approved for the chronic management of patients with the most prevalent UCD. We are aware of one generic sodium phenylbutyrate tablet product manufactured by Ampolgen Pharmaceuticals, LLC, which received FDA approval in November 2011 under an ANDA and a powder form manufactured by SigmaPharm Laboratories, LLC which was approved by FDA in March 2013. Lucane Pharma SA (“Lucane”) received market authorization from the European Medicines Agency in July 2013. Lucane has announced a distribution partnership in Canada, and in January 2015 announced it had received approval from Health Canada to market its taste-masked NaPBA granules in Canada. It is our understanding that only the first phenylbutyrate-containing product approved for an indication in Canada is eligible for “data protection” which is similar to “orphan drug exclusivity” in the United States. We have been notified by Health Canada that RAVICTI is not eligible for data protection. If we cannot successfully appeal this decision to obtain data protection, we may withdraw our application for marketing approval in Canada.

We believe Lucane is also seeking approval via an Abbreviated New Drug Application (“ANDA”) in the United States. We are aware that other companies, including ForTe BV and Navinta LLC, have made efforts to develop taste masking technologies for NaPBA. We do not know whether these technologies will be introduced to the market and if so, the timing or success of such introduction. In addition, Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI is approved. Carglumic acid is approved to treat HA crises resulting from a rare UCD subtype and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. AMMONUL is the only FDA-approved adjunctive therapy for HA crises in patients with the most prevalent UCD. In addition, a company called Cytonet is developing a therapy for severely affected newborns which involves the infusion of human liver cells with the aim of prolonging crisis-free survival until the patients are old enough to undergo a liver transplantation. Cytonet recently filed a Marketing Authorization Application with the European Medicines Agency seeking approval for its liver cell therapy for treatment of UCD in children. In addition, Promethera has successfully completed a 20 patient Phase I/II trial in Europe of its stem cell based therapy for treatment of UCD in the pediatric population and is planning to conduct a Phase IIb/III trial. We are also aware that Aeglea Biotherapeutics has a degrading enzyme treatment in preclinical development for arginase 1 deficiency.

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

RAVICTI was granted orphan drug exclusivity for the maintenance treatment of UCD, which will provide for seven years of market exclusivity from the date of the FDA approval, February 1, 2013. Additionally, we were granted orphan designation for GPB for the intermittent or chronic treatment of patients with cirrhosis and any grade HE. If we are awarded orphan drug exclusivity for HE, we would also receive seven years of orphan exclusivity from the date of the FDA approval in this indication. We have licensed the rights to the GPB composition of matter patents from Brusilow, in the United States, Great Britain, Ireland, Germany, Spain and France. We will continue to have payment obligations to Brusilow under the license through 2025. The United States composition of matter patent would have expired February 7, 2015 without any term extension. However, we have applied for an extension of approximately four years under the Drug Price Competition and Patent Term Restoration Act of 1984, known as Hatch-Waxman Amendments, which if granted in full, will extend the term of this patent to 2019. We recently received notice that we have been granted an interim extension of this patent’s term through February 7, 2016 while the United States Patent and Trademark Office makes a final determination as to the length of the extension. We cannot be certain that we will be granted the full four year term of extension for which we have applied, or that we will receive any extension beyond the one year interim extension.

We also received three-year Hatch-Waxman regulatory exclusivity based on the submission of new and essential clinical trials conducted or sponsored by us in support of RAVICTI. This exclusivity prevents the FDA from giving final approval to any generic forms of RAVICTI for a period of three years from the date of the approval of RAVICTI. It also prohibits the agency from approving any 505(b)(2) NDAs that seek to reference the FDA’s approval of RAVICTI for a period of three years. This three year period runs in parallel with RAVICTI’s award of orphan drug exclusivity.

We own a variety of pending patent applications in the United States and abroad pertaining to different aspects of treatment with both RAVICTI and BUPHENYL. These patent applications, which are summarized below, provide the potential for additional patent protection extending to 2029 and beyond. However, there is a significant risk that these pending applications will not issue, or that they may issue with substantially narrower claims than those that are currently sought. There is also a risk that issued claims will not directly relate to labeled usages of RAVICTI and BUPHENYL, and therefore may be ineffective in keeping competitors out of the market.

We own issued patents in the United States and Japan and pending patent applications in Europe, Japan and Canada directed to methods of using, administering, and adjusting the dosage of drugs that operate via the active chemical entity PAA, including RAVICTI and BUPHENYL, based in part on target urinary PAGN levels. In February 2014, U.S. Patent 8,642,012 entitled “Methods of Treatment Using Ammonia Scavenging Drugs” issued from U.S. Patent Appl. No. 12/350,111 with claims directed to methods of treating UCD using PAA prodrugs based in part on analysis of target urinary PAGN levels. This patent will expire in September 2030 with PTE and is listed in the Orange Book. Any additional patents issuing from this family of applications will expire in 2029.

We own pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”) directed to methods of treating nitrogen retention disorders and determining dosage of nitrogen scavenging drugs, including RAVICTI and BUPHENYL, based in part on fasting ammonia level measurements. In March 2013, U.S. Patent No. 8,404,215 entitled “Methods of Therapeutic Monitoring of Nitrogen Scavenging Drugs,” issued from U.S. Patent Appl. No. 13/417,137 with claims directed to methods of adjusting and optimizing the dosage of nitrogen scavenging drugs based on analysis of target fasting ammonia levels. This patent will expire in March 2032, and is currently listed in the Orange Book. Any additional patents issuing from this family of applications will also expire in 2032.

We own an issued patent in the United States and pending patent applications in the United States and internationally pursuant to the PCT directed to methods of treating nitrogen retention disorders and determining dosage of nitrogen scavenging drugs, including RAVICTI and BUPHENYL, based in part on PAA metabolite levels. Any patents issuing from this family of applications will expire in 2032.

We own pending patent applications in the United States and internationally pursuant to the PCT that pertain to methods of treating patients with HE and optimizing dosage of nitrogen scavenging drugs, including RAVICTI and BUPHENYL, for treating HE based in part on fasting ammonia level measurements. Any patents issuing from this family of applications will expire in 2033.

We own pending patent applications in the United States and internationally pursuant to the PCT that pertain to methods and systems for diagnosing, grading and treating HE episodes. Any patents issuing from this family of applications will expire in 2034.

We own pending patent applications in the United States and internationally pursuant to the PCT that pertain to methods for treating UCD and determining dosage of nitrogen scavenging drugs, including BUPHENYL and RAVICTI, based on body surface area, and methods of evaluating compliance with nitrogen scavenging drug treatment regimens based in part on analysis of urinary PAGN levels. Any patents issuing from this family of applications will expire in 2034.

We own a provisional patent application in the United States pertaining to methods of preventing hyperammonemic crises (HACs) and optimizing the dosage of nitrogen scavenging drugs, including BUPHENYL and RAVICTI, for preventings HACs, based in part on analysis of fasting ammonia levels. If nonprovisional applications are filed claiming priority to this provisional application, any patents issuing therefrom would expire in 2035. However, it is possible that no such nonprovisional applications will be filed.

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

The FDA’s policies may change and additional laws or regulations may be enacted that could affect our regulatory approval of RAVICTI or prevent or delay any future product candidates’ regulatory approval or approval of our current products in new disease indications or labeling changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad

Marketing Approval

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests;

•	submission of an IND application, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of an NDA, which must occur before a drug can be marketed or sold.

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

Prior to commencing the first clinical trial, an initial IND application must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial and places it on hold. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.

For purposes of NDA approval, human clinical trials are typically conducted in phases, which may overlap:

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

•

Phase II — studies are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, determine the efficacy of the product for specific targeted diseases and determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

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

All of these trials must be conducted in accordance with GCP, in order for the data to be considered reliable for regulatory purposes.

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

The FDA will initially review the NDA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use or uses, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel of outside experts that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Labeling, Marketing and Promotion

The FDA closely regulates the labeling, marketing and promotion of drugs. While doctors are free to prescribe any drug approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a drug that are consistent with the FDA approval, and the company is allowed to market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions, costly government investigations, and potential civil and criminal penalties.

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

Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that subsequent to approval the FDA may not approve any other applications to market a drug with the same active moiety for the same disease, except in limited circumstances, for seven years. During orphan exclusivity, the FDA may only permit additional companies to market a drug with the same active chemical entity for the designated condition if such companies can demonstrate clinical superiority for the new drug, or if the company with the orphan drug exclusivity is not able to meet market demand. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even though RAVICTI has received orphan exclusivity, the FDA can still approve other drugs that have a different active chemical entity for use in treating the same indications or diseases covered by RAVICTI, which could create a more competitive market for us.

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, (the “Anti-Kickback Statute”), the False Claims Act, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to federal programs, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or if we were convicted of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act as “whistleblowers” acting in the name of the federal government and may share in any recovery in the event the action is successful. Certain states have also enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information or impose other special requirements on companies that sell and market drug products. In addition, as discussed below, as of 2013, a federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. Many of these laws contain ambiguities as to what is required to comply with the laws. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Patient Protection and Affordable Care Act

The 2010 federal health care reform law, commonly known as the “Affordable Care Act,” includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. In addition to the federal transparency law discussed above, the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

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

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer The Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•

The Affordable Care Act imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

The Affordable Care Act imposes an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications. We qualify for exemption from payment of this fee as our products are approved only for orphan indications.

•

The Affordable Care Act and implementing regulations require pharmaceutical manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, including any

“transfer of value” made or distributed to such entities, as well as any ownership or investment interests held by physicians and their immediate family members. Reports submitted under these requirements are placed in a public database.

•

A Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Act to oversee, identify priorities in, and fund comparative clinical effectiveness research. The research supported by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

The Affordable Care Act created the Independent Payment Advisory Board which, as of 2014, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

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

Authorization Procedures in the European Union

There are two types of marketing authorization procedures for medicinal products in the EU; the centralized authorization procedure and national authorization procedures as described below. In June 2014, we submitted a Marketing Authorisation Application for RAVICTI under the centralized procedure.

•

Centralized procedure. The centralized procedure gives rise to marketing authorizations that are valid throughout the European Union and, by extension, in three European Economic Area, or EEA member states, Norway, Iceland and Liechtenstein. Applicants file marketing authorizations with the EMA, where they are reviewed by a relevant scientific committee, which is most likely the Committee for Medicinal Products for Human Use, or CHMP. The EMA forwards CHMP positive opinions to the European Commission, which uses them as the basis for a decision granting a marketing authorization. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as recombinant DNA technology, controlled expression of genes in prokaryotes and eukaryotes and hybridoma and monoclonal antibody methods. It is also mandatory for products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the CHMP accepts that the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

•

National authorization procedures. There are also two other possible routes to authorize medicinal products in more than one EU or EEA country, which are available for investigational drug products that fall outside the scope of the centralized procedure:

•	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA country of medicinal products that have not yet been authorized in any EEA country and that do not fall within the mandatory scope of the centralized procedure. The applicant selects a so-called reference member state, or RMS, to take the lead in the review of the application. Other member states are expected to recognize the RMS decision, unless they identify a serious risk to public health. If the member states cannot resolve any such concerns between themselves, the matter is referred to the CHMP for an opinion and ultimately a binding European Commission decision.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EEA RMS, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EEA countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization. As in the decentralized procedure, these concerned member states must recognize the RMS approval unless they identify a serious risk to the public health. If the member states cannot reach a consensus between themselves, the matter can be referred to the CHMP.

Accelerated Review (European Union)

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days. Our application is being evaluated on the standard 210 day review basis, and we are in the midst of a “clock stop”.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We also offer our products for sale to federal government purchasers, which requires compliance with certain Federal Acquisition Regulation requirements and pricing requirements under the Veterans Health Care Act. We may incur significant costs to comply with such laws and regulations now or in the future.

Corporate Information and Employees

Our principal corporate offices are located at 2000 Sierra Point Parkway, Suite 400, Brisbane, California 94005 and our telephone number is (650) 745-7802. We were incorporated in Delaware on November 1, 2006 and completed our initial public offering in July 2012. We had 80 full-time employees as of December 31, 2014. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

Risks Related to Our Intellectual Property

We are involved in litigation with respect to certain patents on our product RAVICTI, which we expect will be costly and time-consuming and the outcome of which is uncertain.

On March 17, 2014, we received notice from Par Pharmaceutical, Inc., the generic drug manufacturer that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained what is known as a “Paragraph IV certification.” The Paragraph IV certification alleges that two of our patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of our primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which we have been granted an interim term of extension until February 7, 2016. Upon notice of the Paragraph IV certification, we had 45 days to file suit to protect our patents in order to obtain a stay of the FDA’s approval of PAR’s ANDA for 30 months, or as lengthened or shortened by the court.

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

Our intellectual property and regulatory exclusivity may not protect against competitors entering the market, including with generic versions of our products, and sales of affected products may decline materially.

We may not be successful in securing or maintaining proprietary patent protection for products we currently market or for products and technologies we develop or license or the patent protection we procure may not adequately protect our technology, as its scope may be limited.

Our composition of matter patent covering RAVICTI would have expired in the United States in February 2015 without term extension. However, we have applied for a term extension of approximately four years for this patent under the Drug Price Competition and Patent Term Restoration Act (the “Hatch-Waxman Act”). We recently received notice that we have been granted an interim extension of this patent’s term through February 7, 2016 while the United States Patent and Trademark Office makes a final determination as to the length of the extension. We cannot be certain that we will be granted the full four year term of extension for which we have applied, or that we will receive any extension beyond the one year interim extension.

We own a first family of patents and pending patent applications in the United States, Europe, Japan, and Canada directed to methods of using, administering, and adjusting the effective dosage of phenylacetic acid (“PAA”) prodrugs including RAVICTI based on urinary phenylacetylglutamine (“PAGN”) levels. This family includes one issued United States patent, U.S. Patent No. 8,642,012, which expires September 2030 due to a 623 day Patent Term Adjustment and which is a subject of our litigation with Par. Par challenges the validity and/or enforceability of this patent and asserts that the generic product for which it is seeking FDA approval does not infringe our patents. Any subsequent patents issued within this family may also be subject to challenge by competitors and invalidated or deemed not to be infringed by competing products. The base expiration date of any patents issuing from this family will be January 2029.

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

We own a fourth family of pending patent applications in the United States and internationally pursuant to the PCT that pertain to methods for treating UCD and determining dosage of nitrogen scavenging drugs, including BUPHENYL and RAVICTI, based on body surface area, and methods of evaluating compliance with nitrogen scavenging drug treatment regimens based in part on analysis of urinary PAGN levels. Any patents issuing from this family of applications will expire in October 2034.

We own two additional families of pending patent applications in the United States and internationally pursuant to the Patent Cooperation Treaty (“PCT”) that pertain to methods of optimizing the dosage of a PAA prodrug, including RAVICTI, for the treatment of hepatic encephalopathy (“HE”), methods of diagnosing, grading, and treating HE, and methods of evaluating PAA prodrug treatment compliance. If granted, these applications could extend patent protection until November 2033 to September 2034. We also own a pending provisional patent application in the United States that pertains to methods of preventing hyperammonemic crises (HACs) and optimizing the dosage of nitrogen scavenging drugs, including BUPHENYL and RAVICTI, for preventing HACs, based in part on fasting ammonia levels. Any patents arising from a nonprovisional application claiming priority to this provisional would expire in 2035.

There is a significant risk that the pending patent applications in the seven families discussed above will not issue on a timely basis, or at all. In particular, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. Further, any patents issuing from these applications could be vulnerable to future validity challenges based on Mayo and subsequent court decisions that further clarify the scope of Mayo. In Mayo, the Court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims and may affect the outcome of our litigation with Par, although its full impact will not be known for many years. Moreover, even if granted, these applications may not provide protection sufficient to protect against the introduction to the market of generic forms of RAVICTI. The entry of generic competitors to the market would likely result in a material decline in sales of RAVICTI.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. For example, the FDA approved an ANDA for sodium phenylbutyrate, the active ingredient in BUPHENYL (“NaPBA”) powder in the first quarter of 2013, and the generic product was launched in April 2013. Lucane Pharma received marketing approval from the European Medicines Agency for taste-masked NaPBA and announced in January 2015 that it had also received marketing approval for taste-masked NaPBA granules in Canada. We believe Lucane is also seeking approval via an ANDA in the United States. We are also aware of an ANDA that was approved in November 2011 for NaPBA tablets. However, these tablets have not yet been made commercially available to UCD patients. Since the ANDA process is confidential if no Paragraph IV certifications are filed, there may be additional BUPHENYL ANDAs pending. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to either of our drugs. If this occurs, our UCD product sales could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd and Brusilow at the same royalty rates.

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

Risks Related to our UCD products including Commercialization of RAVICTI® and Our Development Programs

We may never obtain approval for or commercialize RAVICTI outside of the United States, which would limit our ability to expand RAVICTI revenues and realize its full market potential.

We currently only have approval to market RAVICTI in the United States. In order to market RAVICTI outside of the United States, we must comply with regulatory requirements of and obtain required regulatory approvals in other countries. On June 25, 2014 the European Medicines Agency (“EMA”) accepted our Marketing Authorisation Application, commencing its review process which is expected to be completed in the fourth quarter of 2015 or the first quarter of 2016. In addition, we announced on June 3, 2014 that Health Canada (“HC”) had completed its validation process for our New Drug Submission (“NDS”) for approval to market RAVICTI in Canada. In January 2015, Lucane announced that it had received approval from HC to market its taste-masked NaPBA granules in Canada. It is our understanding that in Canada only the first phenylbutyrate-containing product approved for any indication receives “data protection” which is similar to “orphan drug exclusivity” in the United States. We have been notified by HC that RAVICTI is not eligible for data protection. If we cannot successfully appeal this decision to obtain data protection, we may withdraw our filing for marketing approval in Canada. Even if we do not withdraw our application to market RAVICTI in Canada, we cannot be assured that the EMA or HC will approve our applications to market RAVICTI in Europe and Canada, respectively, nor can we be certain of the timelines for these agencies to make their determinations. If we fail to obtain approval to market RAVICTI from the EMA prior to February 2016 when the RAVICTI composition of matter patent expires in European jurisdictions in which it is validated, we will not be eligible to apply to extend the patent’s term, and we will have to rely on maintaining orphan designation to ensure marketing exclusivity in Europe. If we fail to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of RAVICTI will be harmed. In addition to the regulatory approvals that we must obtain in Europe and Canada in order to market RAVICTI, we must obtain approvals for reimbursement on a country by country basis in Europe and on a province by province basis in Canada. If we cannot obtain adequate reimbursement for RAVICTI in these markets, even if we obtain marketing approvals, it may not be commercially viable for us to expand our sales outside the United States. Moreover, even if we obtain marketing approval in Europe, we cannot be assured that we can maintain orphan designation for RAVICTI in the EU as we must demonstrate that the product provides “significant benefit” in those UCD subtypes for which AMMONAPS is approved. In Europe, as in Canada, we would likely choose not to sell RAVICTI if we cannot be assured that we can obtain market exclusivity for our product in those jurisdictions.

If we are unable to maintain agreements with, and effectively manage, third parties to distribute our UCD products to patients, our results of operations and business could be adversely affected.

We rely on third parties to distribute our UCD products to patients. We have contracted with a third-party logistics company to warehouse our UCD products. For RAVICTI, we contract with two specialty pharmacies and one specialty distributor to sell and distribute to patients and hospitals. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management. For BUPHENYL, which we acquired on May 31, 2013, we operate under a contract with a wholesaler which distributes and sells to retail pharmacies, hospitals and other dispensing organizations. We have also contracted with a third-party call center to coordinate prescription intake and distribution, reimbursement adjudication, patient financial support and ongoing compliance support for our UCD products. The distribution network in place requires significant coordination with our commercial operations, sales and marketing and finance organizations. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from sales of our UCD products. If we are unable to effectively manage the distribution process, the sales of our UCD products, as well as any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

In addition, since we use specialty pharmacies and heavily rely on our third-party call center to support our UCD products, we are subject to certain risks, including, but not limited to, risks that these organizations may:

•	not provide us with accurate or timely information regarding inventories, the number of patients who are using our UCD products, or complaints and adverse events regarding those drugs;

•	not effectively sell or support our UCD products; or

•	be unable to satisfy financial obligations to us or others;

Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business.

If we are unable to maintain orphan drug exclusivity for RAVICTI for the treatment of UCD in the United States, we may face increased competition.

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient and used for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2020, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of RAVICTI are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or a similar indication we may face increased competition, and our revenues from the sale of RAVICTI will be adversely affected. RAVICTI does not have orphan drug exclusivity in the EU or other regions of the world.

If we fail to sustain an adequate level of reimbursement for our UCD products by third-party payors, sales would be adversely affected.

Although the price of BUPHENYL per gram is approximately one fifth that of RAVICTI, we expect UCD patients to need treatment throughout their lifetimes and most families of patients are not capable of paying for either of these medications themselves. There would be no commercially viable market for RAVICTI or BUPHENYL without reimbursement from third-party payors. If we cannot sustain the level of reimbursement from third party payors that we have been able to achieve, our revenue and gross margins will be adversely affected. In addition, we provide RAVICTI and BUPHENYL at no cost to qualified patients without insurance or without coverage for either product. If the number of patients that qualify for these programs rises, our revenues and gross margins will be adversely affected.

Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not maintain adequate coverage and reimbursement levels, or if we are forced to provide additional discounts or rebates in order to maintain coverage, our revenue and prospects for operating profitability will suffer. Reimbursement systems in international markets, including the EU, vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

We are required to complete post-marketing studies mandated by the FDA for RAVICTI and such studies may be costly and time consuming. If the results of these studies reveal unacceptable safety risks, we may be required to withdraw RAVICTI from the market.

The FDA imposed several post-marketing requirements and a post marketing commitment, which include remaining obligations to conduct:

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

As part of the regulatory approval process, we must conduct, at our own expense, clinical trials on humans for each indication that we intend to pursue. We expect the number of nonclinical studies and clinical trials that the regulatory authorities will require will vary depending on the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, the number and size of clinical trials required for approval varies based on the nature of the disease and size of the expected patient population that may be treated with a drug, and we are still in discussions with the FDA as to the design of additional HE clinical trials required for approval. We must demonstrate that our drug products are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale, and it is possible future trials of GPB may not result in approval.

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

If we obtain approval to commercialize RAVICTI outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If RAVICTI is approved for commercialization outside the United States or Canada, we plan to enter into agreements with third parties to market RAVICTI in those international markets. On May 31, 2013, we acquired worldwide rights to BUPHENYL from Ucyclyd. As part of the acquisition of BUPHENYL, we assumed Ucyclyd’s rights and obligations under its existing agreements for distribution of BUPHENYL outside the United States, including Ucyclyd’s distribution agreement with Swedish Orphan Biovitrum AB. We have extended this distribution agreement through December 31, 2015. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing United States and foreign drug import and export rules;

•	reduced protection for intellectual property rights in certain foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements or changes in the application of regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

We continue to face extensive development and regulatory requirements with respect to our marketed products.

Even after a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety or other issues could result in delays or increased costs to assure compliance.

BUPHENYL and RAVICTI are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and reporting of safety and other post-market information, including both federal and state requirements in the United States and with respect to BUPHENYL, requirements of the EU. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”). As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. For example, we may not promote our products for indications or uses for which they do not have FDA approval If a regulatory agency discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product use, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to successfully commercialize and generate additional revenues from RAVICTI and BUPHENYL. We have recently engaged FDA in discussions related to a change we made to an analytical method for RAVICTI without obtaining FDA’s prior approval. If FDA determines that prior approval was required, we could face sanctions. If sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to continue to generate revenues from the sale of RAVICTI and BUPHENYL our potential for maintaining operating profitability will be diminished and the capital necessary to fund our operations will be increased.

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

In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of NaPBA tablets, which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, SigmaPharm Laboratories, LLC received FDA approval for a generic version of NaPBA powder, which competes with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane received marketing approval from the European Medicines Agency for taste-masked NaPBA and has announced a distribution partnership in Canada. In January 2015, Lucane announced it had received marketing approval for its taste masked NaPBA in Canada. It is our understanding that only the first phenylbutyrate-containing product approved for an indication in Canada is eligible for “data protection” which is similar to “orphan drug exclusivity” in the United States. We have been notified by HC that RAVICTI is not eligible for data protection. If we cannot successfully appeal this decision to obtain data protection, we may withdraw our filing to market RAVICTI in Canada. We believe Lucane is also seeking approval via an abbreviated new drug application (“ANDA”) in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD in the United States. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Promethera has successfully completed Phase I/II trials of its cell-based therapy for the treatment of UCD and plans to conduct a Phase IIb/III clinical trial. Aeglea Biotherapeutics has a degrading enzyme treatment in preclinical development for arginase 1 deficiency. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat HA crises in N-acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, we would face competition from this compound. In addition, if we complete development, obtain regulatory approval and commercialize GPB to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. In addition to currently marketed treatments for HE, Ocera Therapeutics, Inc. is conducting a Phase II trial of a compound delivered intravenously to patients with cirrhosis in which they are assessing ammonia control versus placebo and has disclosed it is working to develop an oral formulation for chronic use. In addition, researchers are continually learning more about UCD and HE and new discoveries may lead to new therapies. As a result, RAVICTI and BUPHENYL may be rendered less competitive at any time, or even obsolete. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than RAVICTI and BUPHENYL. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	extend patent protection for RAVICTI or otherwise prevent the introduction of generics of RAVICTI;

•	attract and retain key personnel;

•	maintain an adequate sales and marketing infrastructure;

•	identify patients able and willing to adopt RAVICTI as a replacement for NaPBA or any other UCD treatment options;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with the patient community.

If GPB is approved and marketed to treat HE in the future, the cost of RAVICTI to treat UCD may decline significantly, which could materially affect our UCD revenues.

The same active ingredient underlies RAVICTI to treat UCD and GPB which we have in trials for HE. Given the relative differences in the size of the affected patient populations in UCD and HE, respectively, the number of requests third-party payors receive to reimburse drugs for the treatment of HE is significantly greater than the number of requests for UCD. As a result, and given the common active ingredient we will likely experience greater pricing pressure for RAVICTI if GPB is approved by the FDA to treat HE. We do not currently have a plan to differentiate the formulations for UCD and HE, nor can we guarantee success if we attempt to differentiate the formulation. We expect the required dosing volume for HE to be similar to the average required dosing for UCD. If GPB is approved by the FDA for HE, and we decide to make it commercially available , we may need to significantly decrease the price for RAVICTI from that established with respect to UCD or offer discounts to third party payors for HE prescriptions in order to gain third-party reimbursement for broad use in HE patients. This would result in a significant decrease in revenues generated by the UCD patient population. We believe GPB revenue potential for HE is much larger than RAVICTI is for UCD; however, if the market for GPB in HE is significantly smaller than we anticipate, if the required commercial operations are more expensive than we anticipate, or if we are unsuccessful in any commercial launch of GPB for the treatment of HE, total RAVICTI revenues may decrease significantly and we may be unable to achieve or maintain operating profitability. If the RAVICTI price is decreased with the introduction of the drug for HE, we may need to decrease our UCD specialty pharmacy and patient support service offerings. This may result in lower UCD revenues due to fewer UCD patients electing to begin use of RAVICTI and/or remain compliant.

Budget constraints may require us to limit our expenditure of resources and bypass opportunities to develop particular product candidates or indications.

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

Furthermore, our resource allocation decisions, and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain rights to development and commercialization. For example, we continue to evaluate the available commercial data on HE as we move forward with our clinical program in GPB for that indication and will be continually assessing all relevant scientific and commercial factors in determining whether to continue our development of GPB as a treatment for HE.

If we are unable to maintain an effective sales force or expand it as needed as our operations grow, our business may be harmed.

We market RAVICTI and BUPHENYL directly to physicians in the United States through our own sales force and plan to market through our own sales force if we receive marketing approval and data protection for

RAVICTI and launch in Canada. We will need to continue to incur significant expenses and commit significant management resources to train our sales force to market and sell RAVICTI and BUPHENYL. We may not be able to effectively maintain these capabilities and expand them into Canada, if needed, despite these expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully maintain and expand our marketing and promotion of RAVICTI and BUPHENYL, our business may be harmed.

If we are found to be in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.

In the United States, we are subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Medicare-Medicaid Anti-Fraud and Abuse Act (the “Anti-Kickback Statute”), makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government purchasers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion and other forms of improper promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental purchasers. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the May 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of these laws, engage in burdensome investigations, or convict us of violations. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, financial condition and results of operations may be adversely affected.

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

In the United States, the Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” (“AMP”), for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded the scope of the Medicaid drug rebate program;-rebates previously had been payable only on fee-for-service utilization, but are now also payable on Medicaid managed care utilization. It also created an alternative rebate formula for certain innovator products that qualify as line extensions of certain existing products, which is likely to increase the rebates due on those drugs. CMS, which administers the Medicaid Drug Rebate Program, has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act and subsequent legislation but has not yet issued final regulations. CMS has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The Affordable Care Act also expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when those products are used for their orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above will cause the required 340B discount to increase.

Further the Affordable Care Act imposed a significant annual branded prescription drug fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices related to interactions with healthcare providers. Also under the Affordable Care Act pharmaceutical manufacturers are subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to certain healthcare providers. Reports submitted under these federal requirements are placed in a public database.

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

Risks Related to Our Financial Position and Need for Additional Capital

We currently have a limited source of revenue and may not sustain operating profitability.

We started generating product revenue during 2013. Our ability to generate continued product revenue depends on a number of factors, including our ability to:

•	maintain an acceptable price for our UCD products;

•	maintain market acceptance for RAVICTI as an alternative to BUPHENYL;

•	obtain commercial quantities of our UCD products at acceptable cost levels;

•	maintain adequate reimbursement from third-party payors;

•	successfully continue marketing and selling our UCD products in the United States and expand to markets outside the United States;

•	delay the introduction of additional generics and new therapies and the impact of new therapies to treat UCD and HE and generic versions of our UCD products;

•	maintain our licenses or sublicenses to intellectual property rights to RAVICTI; and

•	maintain existing distribution agreements for BUPHENYL outside the United States.

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

We have incurred losses from operations in each year since our inception on November 1, 2006. As of December 31, 2014, we had an accumulated deficit of $128.6 million. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. Although RAVICTI is now providing us with sustained revenues in the U.S., it will require significant ongoing marketing efforts and substantial investment before it can provide us with revenues outside the U.S. We expect our research and development expenses to continue to be significant in connection with our ongoing and planned clinical trials for RAVICTI in UCD and GPB in HE and any other clinical trials or nonclinical testing that we may initiate. In addition, we expect to incur increased sales and marketing expenses. Further, we will continue to incur significant legal expenses related to the Par litigation until the case has settled or been fully adjudicated. In addition, we may continue to incur DiaPep277-related expenses. As a result, we may continue to incur significant operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may need to obtain additional financing to fund our operations.

We may need to obtain additional financing to have sufficient resources to fund current or future programs. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully maintain sales of RAVICTI and BUPHENYL for the treatment of UCD including selling prices for those products and the maintenance of adequate third party reimbursement;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;;

•	the costs of litigation relating to Par, Andromeda or other disputes that we may become a party to;

•

the costs of integrating acquired businesses or technologies; the amount of sales or other revenues from product candidates, including GPB for the treatment of HE, that we may develop or acquire, including the selling prices for such products and the availability of adequate third-party reimbursement;

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including convertible debt, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in more restrictive covenants than those contained in our loan with Silicon Valley Bank, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for clinical or commercial production of RAVICTI or BUPHENYL. We lack the resources and the capabilities to manufacture RAVICTI or BUPHENYL in our own facilities on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and finished drug products required for our clinical trials and commercial sale. We plan to continue to rely upon contract manufacturers to manufacture clinical and commercial quantities of RAVICTI and BUPHENYL and the related bulk drug substances. We have bulk drug substance for the production of clinical and commercial supplies of RAVICTI manufactured for us by Helsinn Advanced Synthesis SA (Switzerland) and DPx Fine Chemicals Austria GmbH on a purchase order basis. We have bulk drug substance for the production of clinical and commercial supplies of BUPHENYL manufactured for us by CU Chemie Uetikon GmbH (Germany). We have clinical and commercial supplies of BUPHENYL finished product manufactured for us by Pharmaceutics International, Inc. on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug product manufactured by Lyne Laboratories, Inc. under a commercial supply agreement and have an agreement in place at Halo Pharmaceutical, Inc., with Halo to serve as a secondary finished drug product supplier for RAVICTI. If we need to identify an additional fill/finish manufacturer, we would not be able to do so without significant delay and likely significant additional cost.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our UCD products would be interrupted, resulting in delays, additional costs and lost revenues which could be material.

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct and/or oversee many of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for RAVICTI in UCD or GPB in HE or our potential future product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed

Risks Related to Our Business Operations and Industry

We may experience diversion of management attention in the implementation of our agreement with CBI to complete the DiaPep277 clinical trial under the oversight of a Steering Committee

On February 16, 2015 we entered into a Completion of Phase III Clinical Trial, Option and Mutual Release Agreement ( the “Release Agreement”) with CBI and Yeda Research and Development Company Ltd (“Yeda”) to resolve our disputes with those parties after we determined certain employees at Andromeda had engaged in serious misconduct, including collusion with a third party biostatistics firm to improperly receive un-blinded trial data from DiaPep277’s initial Phase 3 trial and to use the data to manipulate the analyses to obtain a favorable result. Hyperion further determined that the involved employees and the biostatistics firm continued the improper practice of sharing un-blinded data from DiaPep’s second Phase III trial, the (“1001 trial”). Under the terms of the Release Agreement, we will complete the ongoing 1001 clinical trial, as previously announced, and CBI will have an option to repurchase all of the outstanding stock of Andromeda exercisable through September 30, 2015. If CBI does not exercise its option, DiaPep277 and all related intellectual property will revert to Yeda under Yeda’s license agreement with Andromeda. Prior to the exercise or termination of CBI’s purchase option, oversight of the 1001 trial’s completion will be handled by a Steering Committee comprised of one member from each of CBI, Yeda and us. Although we will not have a vote on the Steering Committee, as the 1001 trial sponsor we will be responsible for all operational aspects of completing the trial. Our obligations include complying with clinical and regulatory obligations, such as preparation and filing of the final Clinical Study Report related to the 1001 trial. As a result, our clinical and regulatory personnel may have their time diverted from our UCD and HE programs to attend to the completion of the DiaPep277 program, and our appointee to the Steering Committee may also be diverted from his or her primary responsibilities in order to manage decisions and processes related to the completion of the 1001 trial and the orderly transition of the DiaPep 277 program to CBI should CBI exercise its option or to Yeda should the technology revert to Yeda.

We retained certain liabilities under the Release Agreement with Yeda and CBI and cannot be certain that new disputes will not arise among the parties to the Release Agreement

Although the Release Agreement resolves the disputes among the parties relating to DiaPep277, we cannot be certain that additional legal disputes will not arise among the parties during the term of CBI’s option or after. Further, under the terms of the Release Agreement, the Company agreed to retain certain liabilities relating to its ownership of Andromeda, including any liability related to or based on the misconduct of certain former Andromeda employees that led to its decision to terminate further development of DiaPep277. For example, in February 2015, one of the former employees of Andromeda sued us in Israeli labor court for wrongful dismissal and related employment causes of action. In addition to these potential liabilities, we may incur currently unknown liabilities related to our acquisition of Andromeda. Any such potential legal dispute could lead to costly litigation, divert management’s attention from our core business and harm our business.

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

Our management must make forecasting decisions regarding future revenue in the course of business planning despite uncertainty, and actual results of operations may deviate materially from projected results. For example, payor mix estimates are made for RAVICTI and BUPHENYL patients and are difficult to forecast. Further, because RAVICTI is an oral liquid distributed in 25 mL bottles and because dosing is individualized, patients may receive more medication than they are prescribed each month and may not refill in a subsequent month. Finally, we switched our method of revenue recognition for RAVICTI from the “sell through” method in which revenue is booked when product is shipped to the patient to the “sell in” method in which revenue is recognized when product is shipped to the distributor, only in the second quarter of 2014. Accordingly, we may not be able to accurately predict demand for our products by our customers. A shortfall in our revenue would have a direct impact on our cash flow and on our business in general. In addition, fluctuations in our quarterly revenue results can adversely and significantly affect the market price of our common stock. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially.

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

We are a small company with 80 full-time employees as of December 31, 2014. In order to commercialize our products and continue planned clinical development, we need to maintain our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

If we engage in acquisitions or acquire additional products or technologies, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

We may decide to acquire businesses, additional products or technologies that we believe will maximize shareholder value. Although we acquired BUPHENYL in May 2013, we have limited experience in successfully acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate technologies or products without a significant expenditure of operating, financial and management resources. In addition, other acquisitions of products or technologies could require significant capital infusions and could involve many risks, including, but not limited to the following:

•

acquisitions may negatively impact our results of operations because they may require us to: incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, as occurred in our acquisition of Andromeda, incur or assume substantial debt or liabilities, or may cause adverse tax consequences or substantial depreciation;

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

Our failure to adequately address the financial, operational or legal risks of any acquisitions could harm our business. In addition to the financial and operational risks associated with acquisitions enumerated above that could adversely affect our business, the legal risks associated with business acquisitions include the assumption of known and unknown liabilities of the acquired company, including potential intellectual property claims, contract, tort and employment claims. For example, in connection with the misconduct we discovered in the DiaPep277 clinical program, we face a variety of potential liabilities, including in connection with the termination of Andromeda employees engaged in the misconduct. For example, in February 2015, one of the former employees of Andromeda sued us in Israeli labor court for wrongful dismissal and related employment causes of action.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We maintain insurance against product liability lawsuits for commercial sale of RAVICTI and BUPHENYL. We currently maintain insurance for the clinical trials and commercial sale of RAVICTI and BUPHENYL. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims for which our insurance coverage may not be adequate. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our product programs.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since our initial public offering, our closing stock price as reported on the NASDAQ Global Stock Market has ranged from $10.04 to $31.87 as of February 25, 2015. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of therapeutic innovations or new products by us or our competitors;

•	announcements with respect to CBI’s decision to exercise or not exercise its option to acquire Andromeda;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to RAVICTI and BUPHENYL;

•	any adverse changes to our relationship with Ucyclyd or other licensors, manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	any action in the Par litigation or any other intellectual property actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general global economic and market conditions and overall fluctuations in the United States equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, own approximately 60% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of December 31, 2014, we had net operating losses of approximately $36.4 million and $107.8 million for both U.S. federal and California income tax purposes, respectively, for which carryforwards begin to expire in 2031 for U.S. federal income tax purposes and 2028 for California income tax purposes. If we experience an “ownership change” for purposes Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. We underwent a change in control during the year ended December 31, 2014, and as a result our ability to utilize net operating loss carryforwards is subject to an annual limitation of approximately $50.0 million.

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

ITEM 3. LEGAL PROCEEDINGS

On March 17, 2014, we received notification of the Paragraph IV certification from Par Pharmaceutical, Inc. (“Par”) advising us that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA for a generic version of 1.1 gm/ml RAVICTI oral liquid. The Paragraph IV certification, filed on November 19, 2013, alleges that our U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of U.S. Patent No. 5,968,979, our primary composition of matter patent for RAVICTI titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which patent has received an interim term extension through February 7, 2016 as the United States Patent and Trademark Office determines the ultimate length of the patent’s term extension. We filed suit against Par on April 23, 2014 in Federal district court in the Eastern District of Texas in order to protect our patents. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. We will oppose the motion.

On September 22, 2014, Clal Biotechnology Industries, Ltd., (“CBI”) filed suit against us in Superior Court of the state of Delaware for New Castle County (Case No. N14C-09-198 PRW) alleging breach of contract and breach of the implied covenant of good faith and fair dealing under our Share Purchase Agreement with CBI relating to our acquisition of Andromeda Biotech Ltd. (“Andromeda”), alleging $200.0 million in damages arising from our announcement on September 8, 2014 of our decision to terminate further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence we uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. On January 16, 2015, CBI dismissed its claim against us without prejudice. On February 16, 2015 we reached an agreement with CBI and Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277 related claims against one another, and we granted CBI an option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, CBI will transfer to us $2.5 million in shares of our common stock it holds, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. The parties have appointed a steering committee to oversee the completion of the clinical trial with representatives of CBI and Yeda and a non-voting member appointed by us. The Company’s estimated budget from October 1, 2014 through the completion of the trial remains unchanged at $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in shares of the Company’s common stock. Under the agreement, CBI’s option is exercisable through September 30, 2015 for $3.5 million payable in shares of the Company’s common stock. In addition, if the option is exercised, then Andromeda will be obligated to pay Hyperion future contingent payments if and to the extent it or its shareholders receive revenues or certain other proceeds, which are capped at $36.5 million. This amount, together with the option exercise price that Hyperion may receive, approximates the total amount Hyperion will have invested in Andromeda by the option exercise date. Under the agreement, in the event that CBI does not exercise its option, the underlying DiaPep277 technology will revert to Yeda under the license agreement between Andromeda and Yeda. Also on February 16, 2015, we entered into a release with Evotec pursuant to which Evotec released its previously asserted claims to a milestone payment from us in connection with our acquisition of Andromeda and that it had suffered harm from recent incidents in relation to Diapep277in exchange for a payment of $500,000 from us.

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

	High	Low
2014
Fourth Quarter	$25.97	$20.23
Third Quarter	28.00	21.94
Second Quarter	30.21	22.79
First Quarter	32.98	19.59

2013
Fourth Quarter	29.50	18.97
Third Quarter	28.34	21.29
Second Quarter	25.94	15.92
First Quarter	$26.50	$10.84

As of February 20, 2015, we had 20,774,744 shares of common stock outstanding held by approximately 25 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

As of December 31, 2014, we have used approximately $44.4 million of the proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

	7/26/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Hyperion Therapeutics, Inc.	100.00	105.14	111.57	255.39	217.61	258.46	200.00	255.19	258.16	249.46	237.39
NASDAQ Composite	100.00	106.83	103.73	113.11	118.42	132.22	146.88	148.10	155.35	158.47	166.96
NASDAQ Biotechnology	100.00	113.22	112.82	137.07	146.40	177.62	193.91	200.27	218.85	240.72	256.94

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements appearing in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and

2010 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net product revenue	$113,584	$42,204	$—	$—	$—
Costs and expenses:
Cost of sales	13,727	6,740	—	—	—
Research and development	20,715	9,984	17,046	17,236	23,111
Selling, general and administrative	48,522	35,839	11,487	8,923	3,490
Impairment of goodwill(1)	30,201	—	—	—	—
Amortization of intangible asset	4,626	3,058	—	—	—

Total costs and expenses	117,791	55,621	28,533	26,159	26,601

Loss from operations	(4,207)	(13,417)	(28,533)	(26,159)	(26,601)
Interest income	555	27	12	28	43
Interest expense	(1,601)	(1,539)	(3,703)	(2,554)	(1)
Gain from settlement of retention option(2)	—	31,079	—	—	—
Other income (expense), net	(699)	526	(39)	(731)	1,106

Income (loss) before income taxes	$(5,952)	$16,676	$(32,263)	$(29,416)	$(25,453)
Income tax expense (benefit)	303	49	—	—	—

Net income (loss)	$(6,255)	$16,627	$(32,263)	$(29,416)	$(25,453)

Net income (loss) per share attributable to common stockholders(3)
Basic	$(0.31)	$0.86	$(4.45)	$(62.68)	$(61.70)

Diluted	$(0.31)	$0.80	$(4.45)	$(62.68)	$(61.70)

Weighted average shares of common stock outstanding used in computing net income (loss) per share attributable to common stockholders(3)
Basic	20,470,025	19,415,822	7,256,537	469,319	412,532

Diluted	20,470,025	20,730,913	7,256,537	469,319	412,532

(1)	The amount relates to the impairment loss recognized with regards to our acquisition of Andromeda. For additional information, see Notes 4 and 8 to our consolidated financial statements appearing elsewhere in this report.

(2)	The amount of gain is comprised of (i) fair value of BUPHENYL of $20.4 million and (ii) net cash received from Ucyclyd of $11.0 million off-set by (iii) the $0.3 million carrying value of the option to purchase the rights to BUPHENYL and AMMONUL. Accordingly, we recorded the resulting net settlement of $31.1 million as gain from our settlement of the retention option on our consolidated statements of operations. For additional information, see Note 4 to our consolidated financial statements appearing elsewhere in this report.

(3)	See Note 19 to our consolidated financial statements appearing elsewhere in the report for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock and the weighted average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$102,796	$74,232	$49,853	$7,018	$6,579
Short-term investments	34,487	28,045	—	—	—
Working capital (deficit)	128,998	91,481	41,943	(21,282)	3,650
Long-term investments	9,226	15,780	—	—	—
Intangible asset, net	8,816	13,442	—	—	—
Total assets	180,416	142,519	51,204	8,142	7,387
Long-term debt	18,124	2,621	7,750	—	—
Warrants liability	—	—	—	2,574	—
Convertible preferred stock	—	—	—	58,326	58,326
Total stockholders’ equity (deficit)	131,552	119,686	34,389	(82,104)	(54,176)

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

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat orphan diseases. Our products, RAVICTI ® (glycerol phenylbutyrate) Oral Liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 and the most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 675 patients are currently treated with an FDA approved medication. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage.

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

We originally obtained rights to develop RAVICTI in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. In March 2012, we purchased the worldwide rights to RAVICTI for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of RAVICTI. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we had an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL ® (sodium phenylbutyrate) Tablets and Powder, an FDA approved therapy for treatment of the most prevalent UCD and AMMONUL ® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd and subsequently, Ucyclyd exercised its option to retain AMMONUL. On May 31, 2013, we completed the acquisition of BUPHENYL and we received a net payment of $11.0 million which reflected the $32.0 million contractual purchase price for AMMONUL due to us less the $19.0 million contractual purchase price for BUPHENYL due to Ucyclyd and $2.0 million payment due to Ucyclyd for inventory we purchased from Ucyclyd.

Although the price of BUPHENYL per gram is approximately one fifth that of RAVICTI and prices for both therapies vary among patients because doses are individualized based on a patient’s weight and disease severity, most patients cannot afford to pay for either medication themselves. We have engaged a dedicated team at a third party call center, which serves as an integrated resource for prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support for our UCD patients. Together with distribution via two specialty pharmacies, we believe these services provide important support to UCD patients and their physicians, and help them achieve more favorable outcomes in managing their disease. As part of our ongoing commitment to the patient community, we provide our UCD products at no cost to patients as we help them establish insurance coverage for our UCD products and donate to an independent foundation with an established track record of enabling patients to access medications affordably.

RAVICTI was granted orphan drug exclusivity in the United States for the maintenance treatment of patients with UCD shortly after its FDA approval in 2013. This exclusivity extends through February 1, 2020. RAVICTI has also received orphan drug designation in the European Union (“EU”), although the right to marketing exclusivity cannot be determined until we are authorized to market it in the EU. In March 2013, U.S. Patent No. 8,404,215 entitled “Methods of Therapeutic Monitoring of Nitrogen Scavenging Drugs” issued from U.S. Patent Appl. No. 13/417,137 with claims directed to methods of optimizing the dosage of nitrogen scavenging drugs based on target fasting ammonia levels. This patent will expire in March 2032, and is currently listed in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. In February 2014, U.S. Patent 8,642,012 entitled “Methods of Treatment Using Ammonia Scavenging Drugs” issued from U.S. Patent Appl. No. 12/350,111 with claims directed to methods of treating patients with UCD using phenylacetic acid (“PAA”) prodrugs based in part on target urinary phenylacetylglutamine (“PAGN”) levels. This patent will expire in September 2030 with Patent Term Extension (“PTE”) and is listed in the Orange Book.

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

As of December 31, 2014, we had an accumulated deficit of $128.6 million. We had net loss of $6.3 million for the year ended December 31, 2014. We had a net income of $16.6 million and a net loss $32.3 million for the years ended December 31, 2013 and 2012, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of GPB in HE and the identification and potential development of additional new product candidate.

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

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

Financial Overview

Revenue

Our product revenues consist of the following:

•	Revenues from the sale of RAVICTI which was approved by the FDA on February 1, 2013 and was commercially launched in the U.S. during the period ended March 31, 2013; and

•

Revenues from the sale of BUPHENYL which we acquired from Ucyclyd on May 31, 2013, pursuant to the restated collaboration agreement. We currently distribute BUPHENYL in the U.S. and through third party distributors in certain countries outside the U.S.

See “Results of Operations” below for a more detailed discussion on revenues.

Cost of Sales

Our cost of sales includes third-party manufacturing costs, royalty fees payable under our restated collaboration agreement with Ucyclyd and other indirect costs including compensation cost of personnel, shipping and supplies.

We recorded costs incurred prior to the FDA approval of RAVICTI as research and development expenses in our consolidated statements of operations. We expect that cost of sales relating to RAVICTI as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, has been utilized. The cost of BUPHENYL sales as a percentage of revenue was higher prior to the second quarter of 2014, due to the recording of the step-value on BUPHENYL inventories acquired from Ucyclyd which was expensed to cost of sales as the inventory was sold.

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

We expense both internal and external research and development expenses as they are incurred. We developed RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our three programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our three clinical stage programs and these costs were included in unallocated costs as detailed below. In 2012, unallocated costs included $5.7 million incurred in connection with the purchase of RAVICTI from Ucyclyd. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
(in thousands)	2014	2013	2012
UCD Program	$10,588	$8,127	$3,463
HE Program	3,786	1,228	2,233
DiaPep 277 Program	5,411	—	—
Unallocated	930	629	11,350

Total	$20,715	$9,984	$17,046

We expect our research and development expenses to increase for the initiation of our Phase 3 trial of GPB for the treatment of patients with episodic HE and the completion of the DIA AID 2 clinical trial of DiaPep 277 and costs associated with the termination of this clinical program. Due to the inherently unpredictable nature of product development, we are currently unable to exactly predict the expenses we will incur or the duration of the HE trial. Based on our current discussions with FDA, our estimate of the cost of our Phase 3 trial of GPB in HE will be between $50.0 million to $55.0 million from initiation of the trial until submission of data to FDA. Our estimated cost for the completion of the DIA AID 2 Phase 3 clinical trial from January 2015 forward is between $4.0 million and $6.0 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in administration, finance and business development, legal, investor relations, marketing, commercial and sales functions, including fees to third party vendors providing customer support services. Other significant expenses include consulting fees, allocated facilities expenses and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our selling, general and administrative expenses will increase due to the continued expansion of the commercialization of RAVICTI and marketing of BUPHENYL. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

On March 17, 2014, we received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain our patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. We filed suit against Par on April 23, 2014 to protect our patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. We will oppose this motion.

In 2014 we were also involved in a legal dispute with CBI, the former owner of Andromeda. On September 22, 2014, CBI filed a complaint against us in Superior Court of the state of Delaware in New Castle County alleging breach of the share purchase agreement related to the Andromeda acquisition. In the complaint, CBI raised breach of contract and breach of the implied covenant of good faith and fair dealing claims and sought damages of $200.0 million. On January 16, 2015, CBI dismissed its claim against us without prejudice. On February 16, 2015 we reached an agreement with CBI and Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to settle DiaPep277 related claims against one another, and we granted CBI an option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, CBI will transfer to us $2.5 million in shares of our common stock it holds, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. The parties have appointed a steering committee to oversee the completion of the clinical trial with representatives of CBI and Yeda and a non-voting member appointed by us. The Company’s estimated budget from October 1, 2014 through the completion of the trial remains unchanged at $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in shares of the Company’s common stock. Under the agreement, CBI’s option is exercisable through September 30, 2015 for $3.5 million payable in shares of the Company’s common stock. In addition, if the option is exercised, then Andromeda will be obligated to pay Hyperion future contingent payments if and to the extent it or its shareholders receive revenues or certain other proceeds, which are capped at $36.5 million. This amount, together with the option exercise price that Hyperion may receive, approximates the total amount Hyperion will have invested in Andromeda by the option exercise date. Under the agreement, in the event that CBI does not exercise its option, the underlying DiaPep277 technology will revert to Yeda under the license agreement between Andromeda and Yeda. Also on February16, 2015, we entered into a release with Evotec pursuant to which Evotec released its previously asserted claims to a milestone payment from us in connection with our acquisition of Andromeda and that it had suffered harm from recent incidents in relation to Diapep277 in exchange for a payment of $500,000 from us.

Amortization of Intangible Asset

Amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Note 8 to our consolidated financial statements appearing elsewhere in this report.

Impairment of goodwill

In 2014, we recognized an impairment loss of $30.2 million relating to our acquisition of Andromeda. For additional information, see Notes 4 and 8 to our consolidated financial statements appearing elsewhere in this report.

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

Other Income (Expense), net

For the year ended December 31, 2014, other income (expense), net was $0.7 million expense and primarily includes amortization of the discount on available-for-sale investments partially offset by the gain on foreign currency transactions. For the year ended December 31, 2013, other income (expense), net primarily includes a $0.5 million payment received from Ucyclyd in accordance with the restated collaboration agreement. For the years ended December 31, 2012, other income (expense), net consisted primarily of the changes in the fair value of the common and preferred stock warrants liability and call option liability associated with the issuance of approximately $32.5 million of convertible notes. We account for the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011 at fair value and recorded as liabilities on the date of each issuance. The fair value was determined and subsequently re-measured using the Black-Scholes option-pricing model on each reporting date. On July 31, 2012, upon closing of the IPO, we performed a final re-measurement of the common stock warrants issued in 2011 and preferred stock warrants issued in 2012 and 2011, and recorded the impact of the re-measurement to other income (expense), net. On July 31, 2012, immediately prior to the closing of the IPO, the common stock warrants and the preferred stock warrants automatically net exercised into 340,361 shares of common stock.

Income Taxes

We have been granted orphan drug designation by the FDA for our products currently under development. The orphan drug designation allowed us to claim increased federal tax credits for its research and development activities. We have $22.6 million of federal credit carryforwards of which $21.1 million relates to Orphan Drug Credit claims for 2009 through 2014.

We remeasured the preliminary determination of the fair values of assets acquired and liabilities assumed in the Andromeda acquisition and subsequently impaired the goodwill. The corresponding deferred tax liabilities associated with the acquisition were written off. Given the history of operating losses in Israel, we are recording a full valuation allowance on our net deferred tax assets in Israel. This also results in the reversal of a tax benefit recorded during the second quarter of 2014 amounting to $2.9 million.

We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering our current assessment of income from potential future sales, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. As such, we may release a significant portion of our U.S. valuation allowance against our U.S. deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

For the year ended December 31, 2014 and 2013 our income tax expense was $0.3 million and $49,000 respectively. There was no income tax expense recorded for the year ended

December 31, 2012. Our expected taxable income in 2015 will primarily be offset by federal and state net operating losses and credits for which a full valuation allowance has been provided.

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

Increases or decreases in the fair value of our contingent consideration liabilities are recorded in our consolidated statements of operations and can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

As discussed in Note 4, to our consolidated financial statements appearing elsewhere in this report we re-measured the preliminary determination of the fair values of assets acquired and liabilities assumed as of the acquisition date and we had determined that the contingent consideration milestones and contingent liability milestones will not be achieved.

Valuation of Acquisition-Related Contingent Liability

Acquisition-related contingent liability, which consists primarily of potential milestone payments and royalty obligations, and potential payments to certain employees of Andromeda is recorded in the consolidated balance sheets at its acquisition date estimated fair value. We reassess the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the consolidated statements of operations. For liabilities payable to employees, we account for the liability in accordance with ASC 450 Contingencies.

As discussed in Note 4, to our consolidated financial statements appearing elsewhere in this report, we re-measured the preliminary determination of the fair values of assets acquired and liabilities assumed as of the acquisition date and we determined that the contingent consideration milestones and contingent liability milestones will not be achieved.

Accounts Receivable

Our trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks and doubtful accounts. We estimate chargebacks and prompt-payment discounts based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs.

Inventories

Our inventories are valued at the lower of cost or market, with cost computed at standard cost (which approximates actual cost) on a first-in-first-out (FIFO) cost method and consists of raw materials, work in process and finished goods. Subsequent to the FDA approval of RAVICTI on February 1, 2013, we began capitalizing inventories as the related costs were expected to be recoverable through the commercialization of the product. Prior to the FDA approval of RAVICTI, we recorded the costs incurred as research and development expenses in the consolidated statements of operations. If information becomes available that suggest that our inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

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

We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We develop demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. During the year ended December 31, 2014, we recorded a provision for inventory obsolescence of $0.3 million which was recorded into cost of sales in our consolidated statements of operations.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of the reporting unit based on the present value of estimated future cash flows as well as various price or market multiples applied to the reporting unit’s operating results, which are classified as level 3 within the fair value hierarchy (as described in Note 6 to our consolidated financial statements appearing elsewhere in this report). If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

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

In 2013, we began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispense RAVICTI to patients in fulfillment of prescriptions. As RAVICTI was our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of RAVICTI to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances could be reasonably estimated. Starting June 2014, we could reasonably estimate and determine sales allowances, therefore we began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non- recurring recognition of an additional $8.6 million in net revenues. The impact of this change resulted in a decrease in net loss of $7.9 million for year ended December 31, 2014, or $0.39 per basic and diluted share.

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

The following table summarizes the provisions, and credits/payments, for the gross to net sales deductions:

(in thousands)	Rebates & Chargebacks	Prompt pay discounts	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$5,051	$—	$184	$5,235
Provision related to current period sales	17,846	4,786	1,966	24,598
Credits/payments	(13,285)	(4,786)	(1,620)	(19,691)

Balance as of December 31, 2014	$9,612	$—	$530	$10,142

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

For the year ended December 31, 2014 and 2013, stock-based compensation of $0.1 million each was capitalized into inventories. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported.

Total stock-based compensation expense related to options and awards granted was allocated as follows:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cost of sales	$70	$27	$—
Research and development	1,384	585	374
Selling, general and administrative	6,184	3,709	619

Total	$7,638	$4,321	$993

Results of Operations

Comparison of the Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2014	2013			2013	2012
Product revenue, net	$113,584	$42,204	$71,380	169%	$42,204	$—	$42,204	100%
Cost of sales	13,727	6,740	6,987	104	6,740	—	6,740	100
Research and development	20,715	9,984	10,731	107	9,984	17,046	(7,062)	(41)
Selling, general and administrative	48,522	35,839	12,683	35	35,839	11,487	24,352	212
Impairment of goodwill	30,201	—	30,201	100	—	—	—	—
Amortization of intangible asset	4,626	3,058	1,568	51	3,058	—	3,058	100
Interest income	555	27	528	1,956	27	12	15	125
Interest expense	1,601	1,539	62	4	1,539	3,703	(2,164)	(58)
Gain from settlement of retention option	—	31,079	(31,079)	(100)	31,079	—	31,079	100
Other income (expense), net	(699)	526	(1,225)	(233)	526	(39)	565	1,449
Income tax expense	303	49	254	518	49	—	49	100

Revenues

During the years ended December 31, 2014 and 2013, we generated $113.6 million and $42.2 million, respectively, of net product revenues. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns, co-pay assistance and estimated product sales allowances including government rebates, chargebacks, prompt -payment discounts and distributor fees.

For the year ended December 31, 2014 and 2013, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $95.4 million (of which $95.3 million relates to sales in the U.S. and $0.1 million relates to sales outside the U.S.) and $31.2 million, respectively; and

•

net sales from BUPHENYL in the amount of $18.6 million and $11.5 million, respectively (of which $10.2 million and $5.1 million, respectively, relates to sales outside the U.S. and $8.4 million and $6.4 million, respectively, of sales in the U.S.)

The above amounts were partially offset by $0.4 million and $0.5 million, respectively, of co-payment assistance. We expect in future periods our sales from BUPHENYL to decrease in part due to increase in the usage of RAVICTI and competition from generic product sales.

For the year ended December 31, 2012 we did not generate any revenues from the sale of any products.

Cost of Sales

Our cost of sales includes third-party manufacturing costs, royalty fees payable under our restated collaboration agreement with Ucyclyd, and other indirect costs including compensation cost of personnel, shipping and supplies. For the year ended December 31, 2014 and 2013 total costs of sales were $13.7 million and $6.7 million, respectively. For the year ended December 31, 2014 and 2013, cost of sales consisted of BUPHENYL product costs of $5.1 million and $3.6 million, respectively and RAVICTI product costs of $8.6 million and $3.1 million, respectively. For the year ended December 31, 2014 and 2013, RAVICTI product costs included $7.6 million and $2.5 million, respectively, for royalty expenses payable under our restated collaboration agreement with Ucyclyd.

We began capitalizing inventory costs after FDA approval of RAVICTI as the related costs were expected to be recoverable through the commercialization of the product. We recorded costs incurred prior to FDA approval of RAVICTI as research and development expenses in our 2012 consolidated statement of operations. As a result, cost of sales for RAVICTI for the previous several quarters reflected a lower average per unit cost of materials as we sold product inventory that was previously expensed as research and development.

For BUPHENYL, cost of sales per unit sale was higher in 2013 due to the recording of the step-up fair value of the BUPHENYL inventories acquired from Ucyclyd which was expensed to cost of sales as of March 31, 2014 as the inventory had sold through. Accordingly, cost of sales is not indicative of expected cost of sales in future periods. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date. For additional information, see Note 4 to our consolidated financial statements appearing elsewhere in this report.

Research and Development Expenses

Research and development expenses increased by $10.7 million, or 107%, to $20.7 million for the year ended December 31, 2014, from $10.0 million for the year ended December 31, 2013. This increase was primarily due to increases of $2.3 million in compensation related expenses, $0.6 million increase in consulting costs, $1.0 million increase in regulatory related expenses, $1.4 million increase due to initiation of HE observational study costs and the initiation of the study in pediatric subjects under two years of age with UCD, and $5.4 million due to expenses incurred for the DiaPep277 Program.

Research and development expenses decreased by $7.1 million, or 41%, to $10.0 million for the year ended December 31, 2013, from $17.1 million for the year ended December 31, 2012. This decrease in research and development expenses in 2013 as compared to 2012 was primarily due to decreases of $1.4 million in clinical development costs due to completion of our HE Phase II trial in 2012 and a $5.7 million expense recognized pertaining to purchase of RAVICTI which occurred in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.7 million, or 35%, to $48.5 million for the year ended December 31, 2014, from $35.8 million for the year ended December 31, 2013. This increase was primarily due to a $5.6 million in compensation expense including stock-based compensation expense as a result of hiring additional employees, $3.5 million related to legal costs and professional and consulting costs, $1.7 million related to office, administrative and information technology infrastructure expenses and $1.0 million increased commercial operations expenses, and $0.7 million due to expenses incurred by Andromeda from the date of acquisition to December 31, 2014.

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

Amortization of intangible asset

The amortization of intangible asset expense pertains to the amortization expense for the BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013. For the year ended December 31, 2014 and 2013, we recorded $4.6 million and $3.1 million, respectively in amortization expenses.

Interest Income

Interest income increased by $0.5 million for the year ended December 31, 2014 primarily due to the interest income earned from our investments portfolio. Interest income primarily included interest and dividend income from our cash and cash equivalents and investments. For the year ended December 31, 2013, the interest income was $27,000.

The changes in interest income were not significant for the years ended December 31, 2013 and 2012.

Interest Expense

Interest expense increased by $0.1 million, or 4%, to $1.6 million for the year ended December 31, 2014, from $1.5 million for the year ended December 31, 2013. Interest expense increased primarily due to the loss on extinguishment of our notes payable partially offset by reduction in interest expense due to lower rate of interest of our new loan obtained in 2014.

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

Other Income (Expense), net

For the year ended December 31, 2014, other income (expense), net was $0.7 million expense and primarily includes amortization of discount on available-for-sale investments partially offset by the gain on foreign currency transactions.

For the year ended December 31, 2013, we recorded $0.5 million in income related to Ucyclyd’s payment to us in relation to our restated collaboration agreement. For the year ended December 31, 2012, other income (expenses), net, was $39,000 of expense for the year ended December 31, 2012 primarily recording a change in fair value of approximately $43,000 of expense related to the common stock warrants and the preferred stock warrants and call option liability.

Income tax expense

For the year ended December 31, 2014 and 2013, income tax expense was $0.3 million and $49,000, respectively. There was no income tax expense recorded for the year ended December 31, 2012.

The 2014 effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the utilization of net operating loss carryforwards and tax credits for which a valuation allowance is recorded on our federal and California deferred tax assets and the tax impact of our acquisition of Andromeda. The remaining tax expense is related to other state taxes.

Our expected taxable income in 2015 will primarily be offset by federal and state net operating losses and credits for which a full valuation allowance has been provided.

Liquidity and Capital Resources

During the year ended December 31, 2014, we generated net revenues of $113.6 million. As of December 31, 2014 and December 31, 2013, our principal sources of liquidity were our cash provided by operating activities and our cash and cash equivalents and investments.

Prior to our commercialization of RAVICTI our principal source of liquidity was debt and sales of our equity securities.

In April 2012, we borrowed $10.0 million pursuant to a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC — Series B (the “Lenders”). The loan carried an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan was then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. We issued warrants to the Lenders to purchase a total of 75,974 shares of common stock at an exercise price of $4.08 per share. These warrants have been fully exercised.

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

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

On July 18, 2014, we entered into a new Loan and Security Agreement with Silicon Valley Bank, providing for two tranches of term loans of up to $16.0 million and a revolving credit line of up to $5.0 million. In July 2014, we drew down both tranches of the Term Loans, of which approximately $5.8 million was used to pre-pay the Company’s existing April and September 2012 notes payable. In addition, we drew down $2.0 million from the revolving line of credit facility. The actual amount of the Revolving Loans that are available from time to time under the Loan Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts.

At December 31, 2014, we had an accumulated deficit of $128.6 million. We expect to incur increased research and development expenses from the Phase 3 trial of GPB for the treatment of patients with episodic HE. We expect to continue to incur research and development expenses relating to the completion of the DiaPep277 Phase 3 trial and the termination of the DiaPep277 development program through mid to late 2015. In addition, we expect to continue to incur significant commercial, sales and marketing, and outsourced manufacturing expenses in connection with commercialization of RAVICTI and marketing of BUPHENYL in UCD. These increased expenses as compared to prior years include compensation expenses due to hiring additional employees, costs related to operation of our distribution network and marketing costs and general infrastructure expenses as we expand our organization. Our plans with respect to these matters include utilizing a substantial portion of our capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE and the identification and potential development of additional new product candidates. Further, as a result of our legal investigation of the serious misconduct at Andromeda, the legal disputes in which we are involved and the significant legal costs associated with the expansion of our business, our legal expenses increased significantly, and they may continue to increase in the future.

We believe that our existing cash and cash equivalents and investments as of December 31, 2014, and our future forecasted product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$30,998	$(1,212)	$(28,531)
Investing activities	(14,973)	(34,054)	2
Financing activities	12,539	59,645	71,364

Net increase in cash and cash equivalents	$28,564	$24,379	$42,835

Net cash provided by operating activities of $31.0 million for the year ended December 31, 2014, primarily included our net loss of $6.3 million, adjusted for non-cash items such as $30.2 million of impairment of goodwill, $0.6 million of amortization of debt discount and debt issuance cost, $4.6 million of amortization of intangible asset, $7.6 million of stock-based compensation expense, $0.4 million of amortization of discount on available-for-sale investments, $0.5 million of depreciation expense, $0.3 million of provision for inventory obsolescence, a net cash inflow of $6.6 million related to changes in operating liabilities partially offset by a net cash outflow of $13.5 million related to changes in operating assets. Cash used in operating activities of $1.2 million for the year ended December 31, 2013, primarily related to our net income of $16.6 million, adjusted for non-cash items such as $31.1 million of gain from the settlement of retention option, $0.6 million of amortization of debt discount and debt issuance costs, $3.1 million of amortization of intangible asset, $4.3 million of stock-based compensation expense, $0.3 million of other non –cash items, a net cash inflow of $9.8 million related to changes in operating liabilities partially offset by a net cash inflow of $4.8 million related to changes in operating assets. The primary use of cash in operating activities for the year ended December 31, 2012 was to fund our operations related to the development of RAVICTI in UCD and GPB in HE. Cash used in operating activities of $28.5 million for the twelve months ended December 31, 2012, primarily related to our net loss of $32.3 million, adjusted for non-cash items such as $1.3 million of amortization of debt discount, $0.8 million of re-measurement of warrants liability, $0.7 million re-measurement of call option liability and $1.0 million of stock-based compensation expense. For the twelve months ended December 31, 2012, cash used in operating activities included the $5.7 million incurred for the purchase of RAVICTI.

Net cash used in investing activities for the year ended December 31, 2014 was $15.0 million and primarily consisted of $14.0 million paid to acquire Andromeda, additions made to property, plant and equipment of $0.7 million, purchase of available-for-sale investments of $29.0 million partially offset by maturities of available-for-sale investments of $28.7 million. Net cash used in investing activities of $34.1 million for the year ended December 31, 2013 includes $43.9 million for purchases of investments and $1.1 million for additions made to property and equipment partially offset by a net payment of $11.0 million received from Ucyclyd. For the year ended December 31, 2012, net cash provided by investing activities consisted of a decrease in restricted cash of $0.3 million, partially offset by the purchase of the option to purchase rights to BUPHENYL and AMMONUL of $0.3 million and property and equipment purchases of $45,000.

Net cash provided by financing activities amounted to $12.5 million, $59.6 million and $71.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Net cash provided by financing activities for year ended December 31, 2014 primarily consisted of proceeds from the term loan and revolving credit line of $18.0 million, proceeds from issuance of common stock due to exercise of stock options of $2.6 million partially offset by payments of notes payable of $8.2 million. Net cash provided by financing activities for year ended December 31, 2013, related primarily to the proceeds from our follow-on offering $64.5 million (net of underwriting discounts and commissions), proceeds from the issuance of the common stock from stock option exercises of $0.6 million partially offset by our payments of notes payable of $4.3 million and payments of offering costs of $ 1.1 million. Net cash provided by financing activities for year ended December 31, 2012, related primarily to the proceeds from our IPO of $51.3 million (net of underwriting discounts and commissions and offering costs), proceeds from the issuance of the February 2012 Notes in the amount of $7.5 million and net proceeds from the issuance of our April 2012 Notes and September 2012 Notes totaling $12.4 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal obligations on the loan and security agreement(1)	$18,000	$—	$14,669	$3,331	$—
Interest obligations on the loan and security agreement(1)	2,788	730	939	1,119	—
Operating leases(2)	4,049	797	1,641	1,611	—

Total(3)(4)	$24,837	$1,527	$17,249	$6,061	$—

(1)	On July 18, 2014, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, providing for two tranches of term loans of up to $16.0 million (the “Term Loans”) and a revolving credit line of up to $5.0 million (the “Revolving Loans”). The Loan Agreement provides for an interest rate of 4.0% per year on the Term Loans and the prime rate plus 0.75% per year on the Revolving Loans, with a minimum interest requirement on the Revolving Loans. Upon the maturity date of the Term Loans, a final payment fee of 6.75% of the original principal amount of such Term Loans (the “Final Payment”) will be due. In addition, the Company drew down $2.0 million from the revolving line of credit facility.

(2)	Operating lease obligations consist primarily of lease payments for our Brisbane facility and office equipment.

(3)	This table does not include (a) any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known, and (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

(4)	This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $4.2 million at December 31, 2014. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2014. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

Future Funding Requirements

We may need to obtain additional financing to fund our future operations, including supporting sales and marketing activities related to RAVICTI and BUPHENYL, funding a Phase 3 trial in HE, as well as the costs related to termination of the clinical development of DiaPep277 and the development and commercialization of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to:

•	our revenues from RAVICTI and BUPHENYL;

•	costs relating to the discontinuation of the DiaPep277 program, including potential liabilities from related litigation;

•

the amount of sales and other revenues from other products and product candidates that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party reimbursement;

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

We have based these estimates on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we may not achieve or sustain the revenues we anticipated and our HE Phase 3 clinical trial may cost more than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of GPB or any other product candidates, we are unable to estimate with any certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Our cash and cash equivalents as of December 31, 2014, totaled $102.8 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our short-term and long-term investments totaled $43.7 million and consisted primarily of certificates of deposit, commercial paper, corporate notes and U.S. government agency securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

As of December 31, 2014, we had debt obligations outstanding relating to our outstanding obligations under a loan and security agreement with Silicon Valley Bank and Leader Lending, LLC totaling $16.0 million of term loans and $2.0 million of revolving credit line. Our obligations under the loan and security agreement carry an interest rate that is fixed and is not subject to fluctuations. However, to the extent in the future we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates, which could have a material impact on our future financial condition and results of operations.

We do not have any foreign currency or other derivative financial instruments.

Foreign Currency Exchange Rate Risk

We transact business in Canadian Dollars. Accordingly, we are subject to exposure from movements in foreign currency exchange rates of Canadian dollars from sales of our products and some operating expenses incurred in Canada.

At December 31, 2014, we had accounts receivable of $0.5 million denominated in foreign currencies which represented approximately 3% of our total accounts receivable.

At December 31, 2014, we had cash of $0.5 million denominated in foreign currencies which represented approximately 1% of our total cash and cash equivalents.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 4th day of March 2015.

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

Signature	Title	Date

/s/ Donald J. Santel Donald J. Santel	Chief Executive Officer, President and Director (Principal Executive Officer)	March 4, 2015

/s/ Jeffrey S. Farrow Jeffrey S. Farrow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2015

/s/ James I. Healy James I. Healy, M.D., Ph.D.	Chairman of the Board	March 4, 2015

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 4, 2015

/s/ Bo Jesper Hansen Bo Jesper Hansen, M.D., Ph.D.	Director	March 4, 2015

Signature	Title	Date

/s/ Jake R. Nunn Jake R. Nunn	Director	March 4, 2015

/s/ Bijan Salehizadeh Bijan Salehizadeh, M.D.	Director	March 4, 2015

/s/ Daniel G. Welch Daniel G. Welch	Director	March 4, 2015

/s/ Lota S. Zoth Lota S. Zoth	Director	March 4, 2015

Hyperion Therapeutics, Inc.

Years Ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hyperion Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hyperion Therapeutics, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 4, 2015

Hyperion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$102,796	$74,232
Short-term investments	34,487	28,045
Accounts receivable, net	14,864	4,419
Inventories, net	4,621	3,513
Prepaid expenses and other current assets	2,632	1,403

Total current assets	159,400	111,612

Long-term investments	9,226	15,780
Property and equipment, net	1,116	936
Intangible asset, net	8,816	13,442
Other non-current assets	1,858	749

Total assets	$180,416	$142,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,669	$2,292
Accrued liabilities	25,509	12,187
Deferred revenue	224	—
Notes payable, current portion	—	5,652

Total current liabilities	30,402	20,131
Notes payable, net of current portion	18,124	2,621
Deferred rent	338	81

Total liabilities	48,864	22,833

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized at December 31, 2014 and 2013; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at December 31, 2014 and 2013; 20,747,013 and 20,137,145 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	260,225	242,109
Accumulated other comprehensive loss	(50)	(55)
Accumulated deficit	(128,625)	(122,370)

Total stockholders’ equity	131,552	119,686

Total liabilities and stockholders’ equity	$180,416	$142,519

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net product revenue	$113,584	$42,204	$—

Costs and expenses:
Cost of sales	13,727	6,740	—
Research and development	20,715	9,984	17,046
Selling, general and administrative	48,522	35,839	11,487
Impairment of goodwill (Notes 4 and 8)	30,201	—	—
Amortization of intangible asset	4,626	3,058	—

Total costs and expenses	117,791	55,621	28,533

Loss from operations	(4,207)	(13,417)	(28,533)
Interest income	555	27	12
Interest expense	(1,601)	(1,539)	(3,703)
Gain from settlement of retention option (Note 4)	—	31,079	—
Other income (expense), net	(699)	526	(39)

Income (loss) before income taxes	(5,952)	16,676	(32,263)
Income tax expense	303	49	—

Net income (loss)	(6,255)	16,627	(32,263)

Net income (loss) per share:
Basic	$(0.31)	$0.86	$(4.45)

Diluted	$(0.31)	$0.80	$(4.45)

Weighted average number of shares used to compute net income (loss) per share of common stock:
Basic	20,470,025	19,415,822	7,256,537

Diluted	20,470,025	20,730,913	7,256,537

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(6,255)	$16,627	$(32,263)
Other comprehensive income (loss):
Unrealized gain (loss) on investments arising during the year	5	(55)	—

Other comprehensive income (loss)	5	(55)	—

Comprehensive income (loss)	$(6,250)	$16,572	$(32,263)

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2011	6,575,637	58,326	469,319	—	24,630	—	(106,734)	(82,104)
Conversion of Series C-1 and C-2 convertible preferred stock to common stock	(6,575,637)	(58,326)	6,575,637	1	58,325	—	—	58,326
Conversion of convertible notes payable and accrued interest to common stock	—	—	3,444,870	—	33,322	—	—	33,322
Issuance of common stock upon automatic net exercise of warrants	—	—	340,361	—	3,901	—	—	3,901
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions of $4,025 and offering costs of $2,163	—	—	5,750,000	1	51,311	—	—	51,312
Issuance of common stock warrants in connection with notes payable	—	—	—	—	755	—	—	755
Issuance of common stock upon exercise of stock options	—	—	66,082	—	147	—	—	147
Stock-based compensation expense	—	—	—	—	993	—	—	993
Net loss	—	—	—	—	—	—	(32,263)	(32,263)

Balances as of December 31, 2012	—	—	16,646,269	2	173,384	—	(138,997)	34,389
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions of $4,116 and offering costs of $776	—	—	3,306,250	—	63,712	—	—	63,712
Exercise of common stock warrants in connection with notes payable	—	—	67,503	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	117,123	—	637	—	—	637
Stock-based compensation expense	—	—	—	—	4,376	—	—	4,376
Other comprehensive income (loss)	—	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	—	—	16,627	16,627

Balances as of December 31, 2013	—	—	20,137,145	2	242,109	(55)	(122,370)	119,686
Issuance of common stock upon exercise of stock options	—	—	291,999	—	2,583	—	—	2,583
Issuance of common stock upon release of restricted stock units	—	—	5,000	—	—	—	—	—
Issuance of common stock upon acquisition of Andromeda Biotech Ltd (Note 4)	—	—	312,869	—	7,778	—	—	7,778
Stock-based compensation expense	—	—	—	—	7,647	—	—	7,647
Excess tax benefit from stock-based compensation	—	—	—	—	108	—	—	108
Other comprehensive income (loss)	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(6,255)	(6,255)

Balances as of December 31, 2014	—	$—	20,747,013	$2	$260,225	$(50)	$(128,625)	$131,552

The accompanying notes are an integral part of these consolidated financial statements

Hyperion Therapeutics, Inc.

Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(6,255)	$16,627	$(32,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	496	198	15
Amortization of debt discount and debt issuance costs	627	556	1,381
Re-measurement of warrants liability	—	—	780
Re-measurement of call option liability and preferred stock liability	—	—	(737)
Stock-based compensation expense	7,568	4,294	993
Amortization of intangible asset	4,626	3,058	—
Impairment of goodwill (Notes 4 and 8)	30,201	—	—
Gain from settlement of retention option (Note 4)	—	(31,079)	—
Unrealized loss on foreign currency translation adjustments	7	14	—
Provision of inventory obsolescence	346	—	—
Amortization of discount on available-for-sale investments	397	51	—
Excess tax benefit from stock-based compensation	(108)	—	—
Changes in assets and liabilities, net of impact of acquisition of Andromeda Biotech Ltd. (“Andromeda”)
Accounts receivable	(10,452)	(4,433)	—
Inventories	(1,376)	468	—
Prepaid expenses and other assets	(1,705)	(809)	(249)
Accounts payable	(1,857)	115	290
Accrued liabilities and other	7,978	9,647	1,259
Deferred revenue	224	—	—
Deferred rent	281	81	—

Net cash provided by (used in) operating activities	30,998	(1,212)	(28,531)

Cash flows from investing activities
Acquisition of property and equipment	(654)	(1,085)	(45)
Purchase of available-for-sale investments	(29,023)	(43,931)	—
Maturity of available-for-sale investments	28,743	—	—
Acquisition of Andromeda, net of cash acquired	(14,039)	—	—
Option to purchase BUPHENYL and AMMONUL (Note 4)	—	—	(283)
Acquisition of rights to BUPHENYL, net of AMMONUL option (Note 4)	—	10,962	—
Change in restricted cash	—	—	330

Net cash provided by (used in) investing activities	(14,973)	(34,054)	2

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	53,475
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts	—	64,488	—
Proceeds from issuance of common stock from stock option exercises	2,584	637	147
Proceeds from term loans	16,000	—	—
Proceeds from revolving credit line	2,000	—	—
Excess tax benefit from stock-based compensation	108	—	—
Proceeds from issuance of convertible notes payable	—	—	7,504
Proceeds from issuance of notes payable, net of issuance costs	—	—	12,401
Payments of offering costs	—	(1,132)	(2,163)
Principal payments under notes payable	(8,153)	(4,348)	—

Net cash provided by financing activities	12,539	59,645	71,364

Net increase in cash and cash equivalents	28,564	24,379	42,835
Cash and cash equivalents, beginning of period	74,232	49,853	7,018

Cash and cash equivalents, end of period	$102,796	$74,232	$49,853

Supplemental cash flow information
Cash paid for interest	$1,526	$966	$593
Cash paid for income tax	1,099	—	—
Stock-based compensation capitalized into inventories	79	82	—
Supplemental disclosure of noncash investing and financing activities
Warrants issued in connection with notes payable	—	—	1,302
Option to purchase rights to BUPHENYL and AMMONUL (Note 4)	—	283	—
Unrealized gain (loss) on available-for-sale investments	5	(55)	—
Issuance of common stock upon automatic net exercise of warrants	—	—	3,901
Conversion of convertible notes payable and accrued interest to common stock	—	—	33,322
Conversion of Series C-1 and C-2 preferred stock to common stock	—	—	58,326
Acquisition of Andromeda (Note 4)
Cash paid for acquisition	14,345	—	—
Cash acquired in acquisition	(306)	—	—
Net cash paid for acquisition	14,039	—	—
Fair value of common stock issued in connection with the acquisition	7,778	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

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

On May 31, 2013, the Company acquired BUPHENYL, an FDA-approved therapy for treatment of three of the most prevalent UCD subtypes, from Ucyclyd Pharma Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”). Subsequent to the acquisition on May 31, 2013, the Company started selling BUPHENYL Tablets and Powder within and outside the United States. The Company pays Ucyclyd royalties on net sales in the United States of BUPHENYL to UCD patients outside of the FDA-approved labeled age range for RAVICTI.

As discussed in Note 4, on June 12, 2014, the Company completed the acquisition of Andromeda Biotech Ltd. (“Andromeda”), an Israeli company. On September 8, 2014 the Company announced that it was terminating development of DiaPep277® for newly diagnosed Type 1 diabetes as a result of evidence that the Company uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. The Company subsequently terminated the Andromeda employees involved in the misconduct. On September 22, 2014, Clal Biotechnology Industries Ltd., (“CBI”), the former owner of Andromeda filed suit against the Company in Delaware related to the Company’s announcement. On October 6, 2014 the Company entered into an interim agreement with CBI, to attempt to resolve their disputes. As discussed in Note 22, on January 16, 2015, CBI dismissed its claim against the Company without prejudice and the Company, CBI and Yeda Research and Development Company Ltd (“Yeda”) announced that they had reached an agreement to settle their disputes on February 16, 2015.

The Company is a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases. The Company’s products RAVICTI® (glycerol phenylbutyrate) Oral liquid, BUPHENYL® and AMMONAPS® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company developed RAVICTI, which was launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) and is developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage.

On February 1, 2013, the U.S. Food and Drug Administration (“FDA”), granted approval of RAVICTI for the use as a nitrogen-binding agent for chronic management of adult and pediatric UCD patients greater than two years of age who cannot be managed by dietary protein restriction and/or amino acid supplementation alone.

On July 31, 2012, the Company completed its initial public offering (“IPO”) and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share. In addition, the Company sold an additional 750,000 shares of common stock directly to its underwriters when they exercised their over-allotment option in

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

full at the initial offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market on July 26, 2012. The Company received net proceeds from the IPO of $51.3 million, after deducting underwriting discounts and commissions of $4.0 million and expenses of $2.2 million. Upon the closing of the IPO, the Company’s Series C-1 and Series C-2 preferred stock converted into 1,912,598 and 4,663,039 shares of common stock, respectively. In addition, the principal and accrued interest under the Company’s April 2011 Notes and October 2011 Notes amounting to $18.9 million and $15.6 million, respectively, converted into 1,888,054 and 1,556,816 shares of common stock. As of July 31, 2012, the carrying value of the April 2011 Notes including the impact of the amendment to the April 2011 Notes and accrued interest was $18.4 million. As of July 31, 2012, the carrying value (net of discount) and accrued interest under the October 2011 Notes was $14.9 million. Additionally, the April 2011 common stock warrants and October 2011 preferred stock warrants were converted into 322,599 and 17,762 shares of common stock, respectively, immediately prior to the closing of the IPO.

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

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

Since inception, the Company has incurred recurring annual net operating losses from operations. During the year ended December 31, 2014, the Company incurred a loss from operations of $4.2 million. At December 31, 2014, the Company had an accumulated deficit of $128.6 million. The Company expects to incur increased research and development expenses when it initiates a Phase 3 trial of GPB for the treatment of patients with episodic HE and completes the ongoing DIA AID 2 clinical trial of DiaPep277program. In addition, the Company expects to incur increased sales and marketing expenses with the continued commercialization of RAVICTI and marketing of BUPHENYL in UCD as it expands outside of the U.S. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval for GPB in HE, expanding the Company’s organization, commercialization of RAVICTI and marketing of BUPHENYL.

2.	Summary of Significant Accounting Policies

Basis of Presentation and the Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

fair value of assets and liabilities, intangible asset valuation, acquisition-related contingent consideration, acquisition related contingent liability, impairment of goodwill and intangible assets, stock-based compensation expense, income taxes, revenue recognition and product sales allowances. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries: Hyperion Therapeutics Ltd., Hyperion Therapeutics Ireland Holding Ltd., Hyperion Therapeutics Ireland Operating Ltd., Hyperion Therapeutics Israel Holding Corp. Ltd., Penville Limited and Andromeda Biotech Ltd. All intercompany accounts and transactions have been eliminated.

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

The Company is also subject to credit risk from its accounts receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to a specialty distributor in the United States and to international distributors, pharmacies and hospitals outside the United States. Customer creditworthiness is monitored and collateral is not required. As of December 31, 2014, there were no credit losses on the Company’s accounts receivable. As of December 31, 2014 and 2013, the specialty distributor in the United States accounted for 87% and 64% of accounts receivable balance, respectively. One international distributor accounted for 10% and 17% of the accounts receivable balance for the year ended December 31, 2014 and 2013, respectively.

The specialty distributor accounted for 91% and 88% of the net product revenue for the year ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of long-term investments, acquisition-related contingent consideration and acquisition related contingent liability represent their estimated fair values. The fair value of the notes payable are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

Business Combinations

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks, and doubtful accounts. Estimates for chargebacks and prompt-payment discounts are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. At December 31, 2014, the Company had no allowances for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market, with cost computed at standard cost (which approximates actual cost) on a first-in-first-out (FIFO) cost method and consists of raw materials, work-in-progress and finished goods. Costs capitalized as inventories include third party manufacturing costs, associated compensation related costs of personnel indirectly involved in the manufacturing process and other overhead costs such as ancillary supplies. Subsequent to FDA approval of RAVICTI on February 1, 2013, the Company began capitalizing RAVICTI inventories as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of RAVICTI have been recorded as research and development expense in the consolidated statements of operations. If information becomes available that suggest that inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories.

Products that have been approved by the FDA or other regulatory authorities, such as RAVICTI, are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases that have not

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

IPR&D

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset is assigned a useful life and amortized.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration, which consists primarily of potential milestone payments and royalty obligations, is recorded in the consolidated balance sheets at its acquisition date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy.

Acquisition-Related Contingent Liability

Acquisition-related contingent liability, which consists primarily of potential milestone payments and royalty obligations, and potential payments to certain employees of Andromeda is recorded in the consolidated balance sheets at its acquisition date estimated fair value. The Company reassesses the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the consolidated statements of operations. For liabilities payable to employees, the Company accounts for the liability in accordance with Financial Accounting Stands Board (“FASB”) Accounting Stand Codification (“ASC”) 450 Contingencies.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Product Revenue, net: The Company’s product revenue represents sales of RAVICTI and BUPHENYL which are recognized once all four revenue recognition criteria described above are met. The Company recognizes revenue net of product sales allowances. Product shipping and handling costs are included in cost of sales. Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, the Company could reasonably estimate and determine sales allowances, therefore the Company began recognizing RAVICTI revenue at the point of sale to the specialty distributor, which resulted in the one-time non-recurring recognition of an additional $8.6 million in net revenues during the year ended December 31, 2014. The impact of this change resulted in a decrease in net loss of $7.9 million for year ended December 31, 2014, or $0.39 per basic and diluted share.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

prompt payment discounts and, therefore deduct the full amount of these discounts from total product sales when revenues are recognized. The Company records prompt-payment discounts as allowances against accounts receivable on the consolidated balance sheets.

•

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates based on historical data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Allowance for rebates are recorded in accrued liabilities on the consolidated balance sheets.

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

•

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Estimates of the Medicare Part D coverage gap are recorded in accrued liabilities on the consolidated balance sheets.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

defined within the Company’s returns policy. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded as accrued liabilities on the consolidated balance sheets.

•

Co-payment assistance: The Company provides a cash donation to a non-profit third party organization which supports patients, who have commercial insurance and meet certain financial eligibility requirements, with co-payment assistance and travel costs. The amount of co-payment assistance is accounted for by the Company as a reduction of revenues.

Cost of sales

Cost of sales includes third-party manufacturing cost of products sold, royalty fees, and other indirect costs related to personnel compensation, shipping and supplies. Costs incurred prior to FDA approval of RAVICTI have been recorded as research and development expense in the Company’s consolidated statement of operations. The Company expects that cost of RAVICTI sales as a percentage of revenue will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, has been utilized. Cost of BUPHENYL sales for 2013 as a percentage of revenue was higher and not indicative of cost of sales in future periods due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which is expensed to cost of sales as that inventory is sold. As of December 31, 2014, the entire fair value of acquired BUPHENYL inventory has been charged to expense, primarily cost of sales.

Foreign Currency Translations

Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity’s most predominant cash flows. The reporting and functional currency of the Company and its subsidiaries is the U.S. dollar.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In May 2014, FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Acquisition of Andromeda

Description of the Transaction

On April 23, 2014, Hyperion Therapeutics Israel Holding Corp. Ltd. (“Hyperion Israel”), a wholly-owned subsidiary of the Company entered into a share purchase agreement (“SPA”) with Clal Biotechnology Industries Ltd. (“Clal”) to purchase all outstanding shares of Andromeda. Andromeda was incorporated in Israel in 2007 and was primarily focused on the development of DiaPep277.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

On June 12, 2014 (the “Acquisition Date”), Hyperion Israel completed the purchase of all of the outstanding ordinary shares of Andromeda. The Andromeda acquisition is accounted for as a business combination. The results of operations of Andromeda have been included in the Company’s consolidated statements of operations starting from the Acquisition Date, the date on which the Company obtained effective control of Andromeda.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The amounts were considered preliminary and were subject to change once the Company finalizes the determination of the fair value of assets acquired and liabilities assumed. Thus, these amounts were subject to refinement and final determination of the fair values of net assets acquired and may result in certain adjustments to the amounts presented above.

The contingent liabilities amounting to $34.3 million relate to potential royalties and milestone payments and potential payments. The Company reassesses the probability and estimates associated with the contingent liability at each reporting period. For liability payable to third parties, any increase in the liability is recorded in the consolidated statements of operations. For liabilities payable to employees in exchange for services, the Company accounts for this liability arrangement as employee compensation over the applicable service period and in accordance with ASC 450 Contingencies.

The goodwill primarily represents the tax impact of the IPR&D and acquisition related contingencies as well as acquiring Andromeda’s assembled workforce.

Measurement period adjustments to provisional allocation of purchase price

On September 8, 2014 the Company announced the termination of further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence that the Company uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. Additional evidence indicates that the biostatistics firm and certain Andromeda employees continued the improper practice of sharing and examining un-blinded data from the ongoing DIA-AID 2 trial. The Company intends to complete the ongoing Phase 3 clinical trial of DiaPep277 but does not expect to develop the product further.

The Company determined that the facts and circumstances described above existed as of the acquisition date and were not the result of intervening events subsequent to the acquisition date. In accordance with ASC 805,

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Adjusted Assets Acquired and Liabilities Assumed — Measurement Period Adjustments

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company’s allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of acquisition date was determined to be final as the Company obtained the information necessary to complete the measurement process.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Pro forma Impact of Business Combination

The following unaudited pro forma information is based on the assumption that the Andromeda acquisition occurred on January 1, 2013 and BUPHENYL acquisition occurred on January 1, 2012. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisitions during these periods or which might be reported in the future. The unaudited pro forma information reflects primarily the application of the following adjustments:

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2014	2013	2012
		( in thousands)
Net revenues	$113,584	$52,900	$21,501
Net income (loss)	20,390	(12,199)	(29,201)
Net income (loss) per common share
Basic	0.99	(0.62)	(4.02)
Diluted	0.93	(0.62)	(4.02)

Acquisition-related Costs

Acquisition-related expenses consist of transaction costs which represent external costs directly related to the acquisition of Andromeda and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition. Acquisition-related expenses for the year ended December 31, 2014 was $1.3 million. Acquisition-related expenses for the year ended December 31, 2013 were $0.6 million. These expenses were recorded to selling and general administrative expense in the consolidated statements of operations.

5.	Investments

All investments were classified as available-for-sale at December 31, 2014 and December 31, 2013. The principal amounts of investments by contractual maturity at December 31, 2014 and December 31, 2013 are summarized in the tables below:

	Contractual Maturity Date for the Years Ending December 31,		Total Book Value at December 31, 2014	Unrealized Loss	Aggregate Fair Value at December 31, 2014
	2015	2016
Certificates of deposit	$18,405	$6,240	$24,645	$(35)	$24,610
Corporate notes	12,613	3,011	15,624	(12)	15,612
Commercial paper	3,494	—	3,494	(3)	3,491

Total	$34,512	$9,251	$43,763	$(50)	$43,713

	Contractual Maturity Date for the Years Ending December 31,		Total Book Value at December 31, 2013	Unrealized Loss	Aggregate Fair Value at December 31, 2013
	2014	2015
Certificates of deposit	$10,525	$2,845	$13,370	$(27)	$13,343
Corporate notes	6,047	12,960	19,007	(24)	18,983
U.S. Government agency securities	8,011	—	8,011	(3)	8,008
Commercial paper	3,492	—	3,492	(1)	3,491

Total	$28,075	$15,805	$43,880	$(55)	$43,825

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company evaluated its investments and determined that there were no other-than-temporary impairments as of December 31, 2014.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of December 31, 2014 and December 31, 2013 was as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at December 31, 2014
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$18,386	$(19)	$6,224	$(16)	$24,610	$(35)
Corporate notes	12,610	(2)	3,002	(10)	15,612	(12)
Commercial paper	3,491	(3)	—	—	3,491	(3)

Total	$34,487	$(24)	$9,226	$(26)	$43,713	$(50)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at December 31, 2013
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$10,507	$(18)	$2,836	$(9)	$13,343	$(27)
Corporate notes	6,039	(8)	12,944	(16)	18,983	(24)
U.S. Government agency securities	8,008	(3)	—	—	8,008	(3)
Commercial paper	3,491	(1)	—	—	3,491	(1)

Total	$28,045	$(30)	$15,780	$(25)	$43,825	$(55)

6.	Fair Value Measurements

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,532	$—	$—	$38,532
Certificates of deposit	—	720	—	720

Total cash equivalents	$38,532	$720	$—	$39,252

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$18,386	$—	$18,386
Corporate notes	—	12,610	—	12,610
Commercial paper	—	3,491	—	3,491

Total short-term investments	—	34,487	—	34,487

Long-term:
Certificates of deposit	—	6,224	—	6,224
Corporate notes	—	3,002	—	3,002

Total long-term investments	—	9,226	—	9,226

Total available-for-sale securities	$—	$43,713	$—	$43,713

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,506	$—	$—	$38,506
Certificates of deposit	—	480	—	480

Total cash equivalents	$38,506	$480	$—	$38,986

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$10,507	$—	$10,507
Commercial paper	—	3,491	—	3,491
Corporate notes	—	6,039	—	6,039
U.S. Government agency securities	—	8,008	—	8,008

Total short-term investments	—	28,045	—	28,045

Long-term:
Certificates of deposit	—	2,836	—	2,836
Corporate notes	—	12,944	—	12,944

Total long-term investments	—	15,780	—	15,780

Total available-for-sale securities	$—	$43,825	$—	$43,825

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Carrying Value	Estimated Fair Value
Term Loans (see Note 11)	$16,124	$16,746

	December 31, 2013
	Carrying Value	Estimated Fair Value
April and September 2012 Notes (see Note 11)	$8,273	$8,860

Valuation Techniques

Level 1 Inputs

The Company classifies money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

Level 2 Inputs

Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate notes, U.S. government agency securities and certificates of deposit. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by our third-party pricing sources by obtaining market values from other pricing sources and analyzing pricing data in certain instances.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

events and projected revenues. The resulting probability-weighted cash flows are discounted using estimated discount rate that commensurate with the risks of the expected cash flows attributable to the various milestones.

Each reporting period thereafter, the Company revalues these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations in changes in fair value of contingent consideration expenses within the consolidated statements of operations until such time that the related product candidate receives marketing approval. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.

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

7.	Inventories

The following table represents the components of inventories, net of reserves (in thousands):

	December 31, 2014	December 31, 2013
Raw Materials	$1,787	$697
Work-in-process	543	—
Finished goods	2,291	2,816

Total	$4,621	$3,513

Reserves on the inventory balance was $0.3 million for the year ended December 31, 2014. There were no reserves for the year ended December 31, 2013.

8.	Intangible Assets and Goodwill

Finite lived intangible asset

In May 2013, the Company acquired BUPHENYL and as part of this transaction, the Company recognized $16.5 million of an intangible asset relating to BUPHENYL product rights. The intangible asset is amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefit of the intangible asset is consumed as revenue is generated. The pattern of consumption of the economic benefit is estimated using the future projected cash flow of the intangible asset which is reviewed on a regular basis. The Company estimated the useful life of the BUPHENYL product rights to be 10 years. The weighted average life remaining as of December 31, 2014 is 8.0 years.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Intangible asset amortization expense was $4.6 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2015	2016	2017	2018	2019
Amortization expense	$6,495	$1,655	$1,515	$1,477	$1,441

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

For the evaluation of the goodwill, management considered Andromeda to be a reporting unit and assigned no value to the Andromeda reporting unit. The Company also determined that the implied fair value of goodwill is zero. Thus, the excess of the carrying amount of goodwill over the implied fair value of the Andromeda reporting unit of $30.2 million was recorded as an impairment loss in the Company’s consolidated statements of operations for the year ended December 31, 2014.

9.	Property and Equipment

The following table represents the components of property and equipment (in thousands):

	December 31,
	2014	2013
Computers and Software	$1,202	$563
Furniture and Fixtures	320	320
Office Equipment	53	53
Leasehold Improvements	—	—
Capital work in progress	181	264

	1,756	1,200
Less: Accumulated depreciation	(640)	(264)

Total property and equipment, net	$1,116	$936

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.2 million and $15,000, respectively.

10.	Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	December 31,
	2014	2013
Clinical trial expenses	$2,399	$246
Payroll and related expenses	4,134	4,278
Gross to net sales accruals	10,142	5,235
Royalty payable	2,080	1,154
Taxes payable	563	326
Legal expenses payable	410	45
Acquisition related accrual (Note 22)	4,615	—
Other	1,166	903

	$25,509	$12,187

11.	Notes Payable

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Hyperion Therapeutics, Inc.

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

April 2012 and September 2012 Notes Payable

In April 2012, the Company borrowed $10.0 million (the “April 2012 Notes”) pursuant to a loan and security agreement (the “Original Loan Agreement”) with Silicon Valley Bank and Leader Lending, LLC—Series B (the “Lenders”). The loan carried an interest rate of 8.88%, with interest only payments for the period of 9 months from May 1, 2012. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from February 1, 2013. In connection with the Loan Agreement, the Company granted a security interest in all of its assets, except intellectual property. The Company’s obligations to the Lenders include restrictions on borrowing, asset transfers, placing liens or security interest on its assets including the Company’s intellectual property, mergers and acquisitions and distributions to stockholders. The Loan Agreement also requires the Company to provide the Lenders monthly financials and compliance certificate within 30 days of each month end, annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Company issued warrants to the Lenders to purchase a total of 75,974 shares of common stock with an exercise price of $4.08 per share. The Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Loan Agreement. In addition, a final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default.

Pursuant to the terms of the Original Loan Agreement, once the Company raises at least $30.0 million from the sale of equity securities or subordinated debt, the Lenders also agreed to lend the Company a one-time single loan in the amount of $2.5 million (the “Bank Term Loan”). In September 2012, the Company borrowed an additional $2.5 million (the “September 2012 Note”) from Silicon Valley Bank pursuant to the terms of the Bank Term Loan. In addition, the Company issued warrants to Silicon Valley Bank to purchase a total of 8,408 shares of common stock with an exercise price of $5.05 per share. A final payment equal to 6.5% of the principal loan amount is due on the earlier of (i) maturity date, (ii) prepayment of the loan or (iii) an event of default. The principal amount outstanding under the Bank Term Loan accrues interest at a per annum rate equal to the greater of (i) 8.88% and (ii) the Treasury Rate, as defined in the Loan Agreement, on the date the loan is funded plus 8.50%, with interest only payments for the period of 9 months from the date the loan is funded. The loan is then payable in equal monthly principal payments plus interest over a period of 27 months from the date the loan is funded. These loans were extinguished during the year ended December 31, 2014.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Term Loans

On July 18, 2014, the Company entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), providing for two tranches of term loans of up to $16.0 million (the “Term Loans”) and a revolving credit line of up to $5.0 million (the “Revolving Loans”). In July 2014, the Company drew down both tranches of the Term Loans, of which approximately $5.8 million was used to pre-pay the Company’s existing April and September 2012 notes payable. In addition, the Company drew down $2.0 million from the revolving line of credit facility. The actual amount of the Revolving Loans that are available from time to time under the Loan Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic No. 470), the new loan agreement was determined to be an extinguishment of the existing debt and an issuance of new debt. As a result of the extinguishment, the Company recorded a $0.6 million loss on extinguishment of debt which includes the remaining unamortized portion of the debt discount and debt issue costs associated with the April and September 2012 loans. The loss on extinguishment of debt was included within interest expense in the Company’s consolidated statements of operations.

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

The Loan Agreement contains customary representations, warranties and covenants (including the requirement to meet one of two financial covenants) by the Company, as well as customary events of default and indemnification obligations of the Company. The financial covenants include maintaining liquidity ratio on a monthly basis and achieving revenue projections on a quarterly basis as defined in the agreement. The Loan Agreement also requires the Company to provide SVB reports and compliance certificate within 30 days of each month end, quarterly financial statements within 45 days of the end of the quarter and annual audited financials within 180 days of each fiscal year-end and annual approved financial projections. The Loan Agreement requires immediate repayment of amounts outstanding upon an event of default, as defined in the Loan Agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the Loan Agreement. Upon an event of default, after any applicable grace or cure period, all amounts owed under the Loan Agreement may be declared due and payable, including the original principal amount of the Loans, the accrued but unpaid interest thereon, the Final Payment and the prepayment fee. In addition, the Loan Agreement also requires the Company to maintain its depository accounts, operating accounts, securities accounts and all foreign exchange transactions with SVB and SVB bank’s affiliates which accounts shall represent at least the lesser of (i) seventy five percent (75%) of the dollar value of the Company and its Subsidiaries’ accounts at all financial institutions or (ii) $40.0 million; provided, however, that the Company’s obligation relating to foreign exchange transactions is subject to SVB providing commercially competitive exchange rates.

Amortization of debt discount related to the April and September 2012 notes and term loans was $0.8 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Future minimum payments under the Loan Agreement as of December 31, 2014 are as follows (in thousands):

Years Ending December 31,
2015	$730
2016	6,822
2017	8,786
2018	4,450

Total future minimum payments	$20,788
Less: amount representing unamortized interest	(1,709)
Less: amount representing debt discount	(955)

Total minimum payments	$18,124
Less: current portion	—

Non-current portion	$18,124

12.	Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants were exercisable at $1,913.05 per share and expire in October 2017 (the “October 2007 common stock warrants”). The October 2007 common stock warrants were outstanding as of December 31, 2014 and 2013.

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Aggregate total future minimum lease payments under operating facility and equipment leases as of December 31, 2014 were as follows (in thousands):

Years Ending December 31,
2015	$797
2016	820
2017	821
2018	845
2019	766

Total	$4,049

Rent expense including maintenance fees for the year ended December 31, 2014, 2013 and 2012 was $0.8 million, $0.4 million and $0.3 million, respectively.

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

On March 17, 2014, the Company received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain of the Company’s patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. The Company filed suit against Par on April 23, 2014 to protect its patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. The Company will oppose the motion.

On September 22, 2014, CBI filed suit against the Company in Superior Court of the state of Delaware for New Castle County alleging breach of contract and breach of the implied covenant of good faith and fair dealing under the SPA with CBI relating related to the acquisition of Andromeda. CBI’s suit alleges $200.0 million in damages arising from the announcement on September 8, 2014 of the Company’s decision to terminate development of DiaPep277 after uncovering evidence of serious misconduct by certain Andromeda employees that compromised clinical trial results. The Company disputes CBI’s allegations. CBI has not served the complaint on the Company. On January 16, 2015, CBI dismissed its claim against the Company without prejudice. On February 16, 2015 the Company reached an agreement to settle with CBI and Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, DiaPep277 related claims against one another, and the Company granted CBI an option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, CBI will transfer to the Company $2.5 million in shares of the common stock it holds, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. The parties have appointed a steering committee to oversee the completion of the clinical trial with representatives of CBI and Yeda and a non-voting member appointed by the Company. The Company’s estimated budget from October 1, 2014 through the completion of the trial remains unchanged at $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in shares of the Company’s common stock. Under the agreement, CBI’s option is exercisable through September 30, 2015 for $3.5 million payable in shares of the Company’s common stock. In addition, if the option is exercised, then Andromeda will be obligated to pay Hyperion future contingent payments if and to the extent it or its shareholders receive revenues or certain other proceeds, which are capped at $36.5 million. This amount, together with the option exercise price that Hyperion may receive, approximates the total amount Hyperion will have invested in Andromeda by the option exercise date. Under the agreement, in the event that CBI does not exercise its option, the underlying DiaPep277 technology will revert to Yeda under the license agreement between Andromeda and Yeda. Also on February 16, 2015, the Company entered into a release with Evotec pursuant to which Evotec released its previously asserted claims to a milestone payment from the Company in connection with the acquisition of Andromeda and that it had suffered harm from recent incidents in relation to Diapep277in exchange for a payment of $500,000 from the Company.

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

As of December 31, 2014 and 2013, there was no preferred stock outstanding.

15.	Common Stock

On July 31, 2012, the Company completed its IPO and issued 5,000,000 shares of its common stock at an initial offering price of $10.00 per share. In addition, the Company sold an additional 750,000 shares of common

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of December 31, 2014, there were no sales of any securities registered pursuant to the shelf registration statement.

At December 31, 2014, the Company had reserved common stock for future issuances as follows:

Issuance of options under 2012 stock plan	688,842
Issuance upon exercise of options under the 2006 and 2012 stock plan	3,068,741
Issuance upon vesting of restricted and performance stock units under the 2012 stock plan	136,293
Issuance upon exercise of October 2007 common stock warrants	274

Total	3,894,150

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

16.	Stock Option Plan

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

Activity under the 2006 Plan is as follows:

		Outstanding Options
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2013	—	1,538,197	3.64
Options exercised	—	(190,263)	3.73
Options cancelled	14,413	(14,413)	6.78
Options re-allocated to 2012 Plan	(14,413)	—	—

Balances at December 31, 2014	—	1,333,521	$3.60

The aggregate intrinsic value of options exercised for the year ended December 31, 2014 was $4.1 million. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2014 for the 2006 plan are as follows (dollars in thousands except per share values):

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$ 1.28	735,773	$16,717	4.5	735,773	$16,717	$1.28
$ 4.08	252,403	5,028	6.3	228,490	4,552	$4.08
$ 7.31	344,405	5,748	7.3	217,060	3,623	$7.31
$ 327.95	940	—	2.5	940	—	$327.95

	1,333,521	$27,493	5.5	1,182,263	$24,892

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2014 of $24.00 per share.

For the year ended December 31, 2014, options vested and expected to vest for the 2006 plan aggregated to 1,328,822 options with an intrinsic value of $27.4 million, weighted average exercise price of $3.59 per share and the weighted average remaining life of 5.5 years.

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

As of December 31, 2014 and 2013, the Company had reserved 688,842 shares and 576,760 shares of common stock, respectively, for issuance under the 2012 Plan.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Activity under the 2012 Plan is as follows:

		Outstanding Options		Restricted Stock Units Outstanding		Performance Stock Units Outstanding
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share	Number of Shares Underlying Outstanding RSU’s	Grant Date Fair Value	Number of Shares Underlying Outstanding RSU’s	Grant Date Fair Value
Balances at December 31, 2013	576,760	1,252,433	20.75	18,000	19.39	—	—
Additional shares authorized	805,485	—	—	—	—	—	—
Options and awards granted	(938,062)	806,919	25.99	122,155	26.68	8,988	25.08
Options exercised	—	(101,736)	18.42	—	—	—	—
Awards released	—	—	—	(5,000)	20.13	—	—
Options re-allocated to 2012 Plan	14,413	—	—	—	—	—	—
Options and awards cancelled	230,246	(222,396)	22.66	(7,850)	26.74	—	—

Balance at December 31, 2014	688,842	1,735,220	$23.08	127,305	$25.90	8,988	$25.08

The aggregate intrinsic value of options exercised for the year ended December 31, 2014 was $0.8 million.

Aggregate options outstanding and vested and exercisable by exercise price at December 31, 2014 for the 2012 plan are as follows (dollars in thousands except per share values):

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (in Years)	Number Outstanding	Aggregate Intrinsic Value	Exercise Price
$10.32- 18.24	242,962	$2,799	7.9	118,837	$1,415	$10.32 - 18.24
$19.39- 21.05	200,170	746	9.0	36,504	162	19.39 - 21.05
$21.45- 24.38	128,450	220	8.7	41,514	83	21.45 - 24.38
$24.46- 26.74	1,095,725	—	8.8	253,207	—	24.46 - 26.74
$26.97- 28.08	42,313	—	9.3	—	—	26.97 - 28.08
$29.27- 31.00	25,600	—	9.3	—	—	29.27 - 31.00

	1,735,220	$3,765	8.7	450,062	$1,660

The intrinsic values of options vested and exercisable options as of December 31, 2014 were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2014 of $24.00 per share.

For the year ended December 31, 2014, options vested and expected to vest for the 2012 plan aggregated to 1,646,570 options with an aggregate intrinsic value of $3.6 million, weighted average exercise price of $23.02 per share and the weighted average remaining life of 8.7 years.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation

During the years ended December 31, 2014, 2013 and 2012 , the Company granted stock options to employees to purchase 806,919, 1,067,315 and 720,580 shares of common stock, respectively, with a weighted-average grant date fair value of $25.99, $22.90 and $6.76 per share, respectively. During the year ended December 31, 2014 and 2013, the Company granted 122,155 and 21,000 restricted stock units, respectively, to employees. There were no restricted stock units granted for the year ended December 31, 2012. During the year ended December 31, 2014, the Company granted 8,998 performance stock units to employees. There were no performance stock units granted for the years ended December 31, 2013 and 2012.

Stock-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718 of $7.6 million, $4.3 million and $1.0 million, respectively. As of December 31, 2014, there was a total unrecognized compensation cost of $17.0 million related to unvested stock-based awards granted. These amounts are expected to be recognized over a period of approximately 2.5 years.

The Company determines the fair value of restricted stock units and performance stock units using the closing price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and restricted stock units are being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the performance stock awards is being amortized based on the achievement of performance goals and over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	62.76%	58%	65%
Risk-free interest rate	1.90%	1.14%	1.05%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.00	5.96	6.00

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

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Total stock-based compensation expense related to options and awards granted was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$70	$27	$—
Research and development	1,384	585	374
Selling general and administrative	6,184	3,709	619

Total	$7,638	$4,321	$993

For the years ended December 31, 2014 and 2013, stock-based compensation of $0.1 million each was capitalized into inventories. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported.

17.	Income Taxes

For the year ended December 31, 2014, the Company generated a pretax income of $30.0 million in the U.S. and a pretax loss of $36.0 million outside the U.S., for a net consolidated pretax loss of $6.0 million. For the years ended December 31, 2013 and 2012, the Company generated a pretax income of $16.7 million and a pretax loss of $32.3 million, respectively, in the U.S. In years prior to 2014, the Company has not generated any pretax income or loss outside the U.S.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The components of the income tax expense are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$736	$—	$—
State	703	326	—

	1,439	326	—

Deferred income tax benefit:
State	(1,136)	(277)	—

	(1,136)	(277)	—

Total income tax expense	$303	$49	$—

The reconciliation of income tax expense computed at the statutory federal income tax rate of 35% to amounts included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	34.0%
State tax	0.6%	5.5%	5.4%
Tax credits	57.5%	(5.0)%	0.7%
Stock options	(28.0)%	0.2%	(0.7)%
Valuation allowance	(81.8)%	(29.6)%	(37.1)%
Impact of Andromeda acquisition	12.6%	—	—
Change in federal tax rate	—	(6.0)%	—
Other	(1.0)%	0.2%	(2.3)%

	(5.1)%	0.3%	0.0%

Deferred income tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred income tax assets
Fixed assets, capitalized intangibles and other assets	$6,030	$5,294
Net operating loss	35,164	31,842
Tax credits	23,024	18,480
Stock-based compensation expense	1,660	1,133
Accrued expenses and reserves	3,405	1,502
Capitalized research and development expenses	3,237	—
Tax basis in investments	12,624	—
Other	381	25

Total	85,525	58,276
Valuation allowance	(84,113)	(58,000)

Net deferred income tax assets	$1,412	$276

At December 31, 2014, the non-current deferred income tax asset of $1.4 million is included in “Other non-current assets” in the consolidated balance sheets.

At December 31, 2013, current deferred income tax asset of $0.1 million is included in “Prepaid expenses and other current assets” and the non-current deferred income tax asset of $0.2 million is included in “Other non-current assets” in the consolidated balance sheets.

The amounts recorded as deferred income tax assets as of December 31, 2014 and 2013 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. For the year ended December 31, 2014, the valuation allowance on deferred income tax asset increased by $26.1 million. The amount of net operating losses associated with excess tax deductions from stock-based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $4.0 million.

At December 31, 2014, the Company had net operating loss carryforwards of approximately $36.4 million and $107.8 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. In addition, the Company had $67.3 million of Israeli net operating loss carryforwards which do not expire. The net operating loss carryforwards will begin to expire in 2031 and 2028 for federal and state income tax purposes, respectively. If the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, it may be subject to annual limits on its ability to utilize net operating loss carryforwards and credits. An ownership change is, as a general matter, triggered by sales or acquisitions of its stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. The Company determined that an ownership change occurred in 2014 resulting in an annual limitation of approximately $50 million per year. The Company also had federal and state tax credit carryforwards of approximately $22.6 million and $0.7 million respectively, at December 31, 2014. The federal credits will expire starting in 2027, if not utilized. The California credits have no expiration date.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. Included in the $22.6 million of federal credit carryforwards is $21.1 million of Orphan Drug Credit claims for 2009 through 2014.

A reconciliation of the beginning and ending balances of the unrecognized income tax benefits during the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at the beginning of the year	$6,269	$5,723	$5,357
Changes based on prior period tax positions	(2,325)	—	(228)
Changes based on current period tax positions	223	546	594

Balance at the end of the year	$4,167	$6,269	$5,723

The entire amount of the unrecognized income tax benefits would not impact the Company’s effective tax rate if recognized.

There was no interest or penalties accrued through December 31, 2014. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdictions in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the U.S. and California. The Company is not currently under income tax examinations by any tax authorities in federal, state or other jurisdictions.

18.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code (“Plan”) covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. For the year ended December 31, 2014 and 2013, the Company made a contribution of $0.3 million and $0.2 million to the Plan. For the year ended December 31, 2012, the Company did not make any contributions to the Plan.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

19. Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$(6,255)	$16,627	$(32,263)

Denominator:
Weighted-average number of common shares outstanding — basic	20,470,025	19,415,822	7,256,537
Dilutive effect of stock-options and awards	—	1,315,091	—

Weighted average common shares outstanding — dilutive	20,470,025	20,730,913	7,256,537

Net income (loss) per share:
Basic	$(0.31)	$0.86	$(4.45)

Diluted	$(0.31)	$0.80	$(4.45)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share, as the effect of including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options	3,068,741	1,027,605	1,928,754
Common stock warrants	274	274	84,656

Total	3,069,015	1,027,879	2,013,410

20.	Related Party Transaction

As part of the Company’s acquisition of BUPHENYL (see Note 4), the Company assumed the existing BUPHENYL distributors agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013, SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During the years ended December 31, 2014 and 2013, the Company recognized $5.1 million and $2.2 million, respectively, from sales to SOBI. As of December 31, 2014 and 2013, the accounts receivable from SOBI amounted to $1.5 million and $0.7 million, respectively.

21.	Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business.

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

Net product revenue for RAVICTI and BUPHENYL for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
RAVICTI	$95,400	$31,236
BUPHENYL	18,584	11,468
Co-payment assistance	(400)	(500)

Total	$113,584	$42,204

Net product revenue for RAVICTI and BUPHENYL by geographic region are as follows (in thousands):

	Year Ended December 31,
	2014	2013
United States	$103,303	$37,102
Canada	3,723	2,208
Rest of the world	6,558	2,894

Total	$113,584	$42,204

Long lived assets consist of property and equipment which at December 31, 2014 and 2013 are primarily in the U.S.

22.	Subsequent Events

On February 16, 2015, the Company announced that it has amicably settled its disputes, and entered into a Completion of Phase 3 Clinical Trial, Option and Mutual Release Agreement (the “Release Agreement”) by and among the Company, Hyperion Therapeutics Israel Holding Corp Ltd (“Hyperion Israel”), CBI, Yeda and Andromeda regarding DiaPep277, a product candidate developed by Andromeda.

The parties to the Release Agreement appointed a steering committee with representatives of CBI and Yeda and a non-voting member from the Company to oversee completion of the Clinical Trial, the analysis of its results, and interactions with regulatory authorities. In addition, under the Release Agreement, CBI has an option to acquire Andromeda, which option expires September 30, 2015. In consideration for the option, CBI will pay to Hyperion Israel an option payment of $2.5 million in shares of the Company’s common stock held by CBI. The shares are valued based on the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. If CBI exercises its option to acquire Andromeda, the option purchase price will be $3.5 million payable in shares of the Company’s common stock currently held by CBI to Hyperion Israel. In addition, if CBI exercises its option to acquire Andromeda, Andromeda will be obligated to pay Hyperion Israel future contingent payments if and to the extent it receive revenues or its shareholders receive certain other proceeds it is acquired, liquidated or makes other distributions of assets. The aggregate amount of all future contingent payments by Andromeda to Hyperion Israel is capped at $36.5 million which, together with the option exercise price that Hyperion Israel may receive, approximates the total amount the Company will have invested in Andromeda by the option exercise date. Under the Release Agreement, the Company’s estimated budget from October 2014 through completion of the Clinical Trial shall remain unchanged at $10.5 million. Any increase to the budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require

Hyperion Therapeutics, Inc.

Notes to Consolidated Financial Statements

CBI to reimburse expenses to Hyperion Israel. In the event that CBI does not exercise the option, the DiaPep277 intellectual property will revert to Yeda under the license agreement between Andromeda and Yeda.

Andromeda has also entered into a release agreement with Evotec International GmbH (“Evotec”) pursuant to which Andromeda has settled its disputes with Evotec regarding Evotec’s assertions that the Company’s acquisition of Andromeda triggered a €3.38 million milestone payment to it and that it suffered harm from recent incidents in relation to DiaPep277. Under the terms of the release, Evotec is releasing its claims against Andromeda in exchange for a $500,000 payment from the Company, and the Company confirms that based on its investigation of the Employee Conduct, as defined in the Release Agreement, it believes that neither Evotec nor its legal predecessor (i) had any involvement in any aspect or decision-making regarding the development of DiaPep277 and likewise, (ii) DeveloGen AG was also not involved in any way in the further development of DiaPep277 after selling it to Andromeda in June 2007, and had no role in the data generation and analyses. For the year ended December 31, 2014, the Company had $4.6 million included in “Accrued liabilities” in the Consolidated Balance Sheets. The Company considers this as a (Type 2) Subsequent event and will recognize $4.1 million as “Other Income” in the Consolidated Statements of Operations in the Quarterly Report on Form 10-Q for the period ended March 31, 2015.

23.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial information for the years ended December 31, 2014, 2013 and 2012. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	For The Quarters Ended
(in thousands, except share and per share amounts)	December 31,	September 30,(1)	June 30,	March 31,
Year Ended December 31, 2014
Product revenue, net	$30,805	$26,201	$37,095	$19,483
Costs and expenses	$24,078	$55,031	$20,898	$17,784
Net income (loss) attributable to common stockholders	$7,096	$(32,793)	$18,183	$1,259
Net income (loss) per share attributable to common stockholders — basic	$0.34	$(1.59)	$0.89	$0.06
Net income (loss) per share attributable to common stockholders — diluted	$0.32	$(1.59)	$0.84	$0.06

	For The Quarters Ended
(in thousands, except share and per share amounts)	December 31,	September 30,	June 30,(2)	March 31,
Year Ended December 31, 2013
Product revenue, net	$18,627	$15,489	$7,305	$783
Costs and expenses	$17,747	$15,037	$12,986	$9,851
Net income (loss) attributable to common stockholders	$468	$112	$25,022	$(8,975)
Net income (loss) per share attributable to common stockholders — basic	$0.02	$0.01	$1.25	$(0.52)
Net income (loss) per share attributable to common stockholders — diluted	$0.02	$0.01	$1.17	$(0.52)

(1)	For the quarter ended September 30, 2014, the Company recorded $30.2 million as an impairment charge of goodwill on the Company’s consolidated statements of operations. Also refer to the information contained in Note 4 of the consolidated financial statements appearing elsewhere in the report.

(2)	For the quarter ended June 30, 2013, the Company recorded a gain of $31.1 million related to the BUPHENYL acquisition on the consolidated statements of operations. Also refer to the information contained in Note 4 of the consolidated financial statements appearing elsewhere in the report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Company and Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, dated March 22, 2012 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on July 31, 2012).

3.2	Amended and Restated bylaws (incorporated by reference to Exhibit 3.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 13, 2012).

10.1	Second Amended and Restated Investor Rights Agreement by and among the Company and the investors named therein, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.2	Form of Indemnification Agreement by and among the Company and each of its directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.3 +	Employment Agreement by and among the Company and Donald J. Santel, dated April 9, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.4 +	Offer Letter Agreement by and among the Company and Jeffrey Farrow, dated November 12, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.5 +	Letter Agreement by and among the Company and Bruce F. Scharschmidt, M.D., dated November 5, 2014 related to the Amended Terms of Employment.

10.6 +	Offer Letter Agreement by and among the Company and Christine A. Nash, dated September 7, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.7 +	Offer Letter Agreement by and among the Company and Ashley C. Gould dated May 23, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.8 +	Offer Letter Agreement by and among the Company and Natalie C. Holles dated May 31, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.9 +	Form of General Severance Benefits and Change In Control Severance Benefits Agreement by and among the Company and its Senior Vice Presidents.

10.10 +	General Release and Post-Separation Consulting Agreement dated as of August 4, 2014, by and between the Company and Klara Dickinson-Eason (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file No. 001-35614, filed on November 6, 2014).

Exhibit No.	Description

10.11 +	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.12 +	2006 Equity Incentive Plan Amendment, dated April 15, 2011 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.13 +	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.14 +	2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on September 9, 2012).

10.15 +	Form of Incentive Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.16 +	Form of Non-Qualified Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.17 +	Form of Restricted Stock Unit Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.18	Office Lease dated October 14, 2013 by and between Company and Sierra Point Parkway LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 16, 2013).

10.19	First Amendment to Office Lease by and between the Company and Sierra Point Parkway, LLC, dated December 12, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.20 †	Amended and Restated Collaboration Agreement by and among the Company and Ucyclyd, dated March 22, 2012, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.21 †	License Agreement by and among Saul Brusilow, M.D. (“Brusilow”), Brusilow Enterprises, Inc. (“Brusilow Enterprises”) and Medicis Pharmaceutical Corporation (“Medicis”) dated April 16, 1999 (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.22 †	Settlement Agreement and First Amendment to License Agreement by and among Brusilow, Brusilow Enterprises, Medicis and Ucyclyd, dated August 21, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.23 †	Agreement by and between Dr. Marshall L. Summar and Medicis, dated April 1, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.24	Loan and Security Agreement between the Company and Silicon Valley Bank dated July 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2014).

10.25†	Distribution Services Agreement by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on February 20, 2013).

Exhibit No.	Description

10.26	First Amendment to Distribution Services Agreement, by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on November 12, 2014).

10.27 †	Stock Purchase Agreement by and among Hyperion Therapeutics, Inc., Hyperion Therapeutics Israel Holding Corp. Ltd. Andromeda Biotech Ltd., and Clal Biotechnology Industries Ltd., dated April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on August 8, 2014).

10.28 †	Research and Licence Agreement by and between Yeda Research and Development Company Ltd and Portman Pharmaceuticals, Inc., dated January 12, 1994, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on August 8, 2014).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan.

†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.