Form 10-K/A
period 2014-12-31
HYPERION THERAPEUTICS INC
filed 2015-04-29
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35614

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

As of April 23, 2015, the registrant had 20,976,592 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Amendment No. 1 to the registrant’s annual report on Form 10-K/A, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and its wholly owned subsidiaries. The names Hyperion Therapeutics, Inc.TM RAVICTI®, DiaPep277®, BUPHENYL® and AMMONAPS® are our trademarks. AMMONUL® is a registered trademark of Ucyclyd Pharma, Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, which became a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. on December 11, 2012. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2015, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Item 15 of Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Board of Directors

Our amended and restated certificate of incorporation provides for a classified board of directors consisting of three classes of directors. Two classes consist of three directors and one class consists of two directors. Each class serves a staggered three-year term. We currently have eight directors. Set forth below are the names, ages, principal occupations, and business experience, as well as their prior service on our board of directors (the “Board”), if any. Unless otherwise indicated, principal occupations shown for each director have extended for five or more years.

Name	Age(1)	Term Expires	Position(s) Held	Director Since
James I Healy, M.D., Ph.D.	49	2017	Chairman of the Board	2007
Bo Jesper Hansen, M.D., Ph.D.	56	2015	Director	2011
Jake R. Nunn	44	2017	Director	2009
Bijan Salehizadeh, M.D.	42	2016	Director	2007
Donald J. Santel	54	2016	Chief Executive Officer and Director	2007
Theodore R. Schroeder	60	2015	Director	2014
Daniel G. Welch	57	2015	Director	2012
Lota S. Zoth	55	2017	Director	2008

(1)	Age as of April 1, 2015.

James I. Healy, M.D., Ph.D. has been a member of our Board since 2006 and Chairman of our Board since July 2009. Dr. Healy has been a General Partner of Sofinnova Ventures, a venture capital firm, since June 2000. Prior to June 2000, Dr. Healy held various positions at Sanderling Ventures, Bayer Healthcare Pharmaceuticals (as successor to Miles Laboratories) and ISTA Pharmaceuticals, Inc. Dr. Healy is currently on the board of directors of Amarin Corporation plc, InterMune, Inc., KaloBios Pharmaceuticals, Inc. and several private companies. Previously, he served as a board member of Anthera Pharmaceuticals, Inc., Durata Therapeutics, Inc., CoTherix, Inc., Movetis NV and several private companies. Dr. Healy holds an M.D. and a Ph.D. in Immunology from the Stanford School of Medicine and holds a B.A. in molecular biology and a B.A. in Scandinavian Studies from the University of California at Berkeley. Dr. Healy’s experience in the pharmaceutical industries and investing in life sciences companies, as well as his medical and scientific background, provide him with the qualifications and skills to serve as a director.

Bo Jesper Hansen, M.D., Ph.D. has been a member of our Board since April 2011. Since January 2010, Dr. Hansen has served as executive chairman of the board of Swedish Orphan Biovitrum AB, a Swedish specialty pharmaceutical company focusing on rare diseases with unmet medical needs. Previously, Dr. Hansen held various positions in Swedish Orphan International AB from 1993 and was President and Chief Executive Officer of Swedish Orphan International Group of Companies from 1998 until the merger with Biovitrum in 2010. Prior to joining Swedish Orphan International AB, Dr. Hansen worked as a medical advisor for several of the largest pharmaceutical companies throughout the world, including Synthélabo, Pfizer, Inc., Pharmacia Corporation and Yamanouchi Pharmaceutical Co. Ltd. Dr. Hansen also founded the company Scandinavian Medical Research. Dr. Hansen is the chairman of the board of directors of Karolinska Development AB and is a member of the boards of directors of Ablynx NV, Newron SpA and two private companies. Dr. Hansen received an M.D. and a Ph.D. from the University of Copenhagen. Dr. Hansen’s experience includes international marketing and contract negotiations, extensive knowledge within regulatory, pharmacovigilance, medical marketing and business development and he has a strong network and close collaborations in the pharmaceutical industry in general and in the orphan drug area in particular, all of which provides him with the qualifications and skills to serve as a director.

Jake R. Nunn has been a member of our Board since April 2009. Mr. Nunn joined New Enterprise Associates, Inc., a venture capital firm, in 2006 as a Partner, where he focuses on later-stage specialty pharmaceuticals, biotechnology and medical device investments. From January 2001 to June 2006, Mr. Nunn served as a Partner and an analyst for the MPM BioEquities Fund, a public life sciences fund at MPM Capital, L.P., a private equity firm, where he specialized in life sciences investing. Previously, Mr. Nunn was a healthcare research analyst and portfolio manager at Franklin Templeton Investments and an investment banker with Alex, Brown & Sons. In addition to our board of directors, Mr. Nunn is currently on the boards of directors of Trevena, Inc., TriVascular, Inc. and Dermira, Inc. Mr. Nunn previously served on the board of Transcept Pharmaceuticals, Inc. Mr. Nunn received an M.B.A. from the Stanford University Graduate School of Business and an A.B. in Economics from Dartmouth College. Mr. Nunn holds the Chartered Financial Analyst designation, and is a member of the CFA Society of San Francisco. Mr. Nunn’s experience in investing in life sciences, later-stage specialty pharmaceuticals, biotechnology and medical device investments, as well as his business and educational background, provides him with the qualifications and skills to serve as a director.

Bijan Salehizadeh, M.D. has been a member of our Board since August 2007. Dr. Salehizadeh currently serves as co-founder and Managing Director at NaviMed Capital Advisors LLC, a private investment firm focused on growth venture capital healthcare investments. Dr. Salehizadeh also serves as an advisor to Highland Capital Partners LLC, a venture capital firm. From September 2004 to August 2011, Dr. Salehizadeh was an investment professional at Highland Capital Partners, where he most recently served as General Partner. Dr. Salehizadeh focused on healthcare investments, primarily in medical products, healthcare services, and biopharmaceutical companies. Prior to healthcare investing, Dr. Salehizadeh served in various positions at Medtronic and HealthCentral. Dr. Salehizadeh currently serves on the board of directors of several private healthcare companies. Dr. Salehizadeh received an M.D. and an M.S. in Health Policy from Columbia University, an M.B.A. from Harvard Business School and an A.B. in Molecular Biology from Princeton University. Dr. Salehizadeh’s experience in investing in healthcare and life sciences companies, as well as his medical background, provides him with the qualifications and skills to serve as a director.

Donald J. Santel has served as our Chief Executive Officer since June 2008. Mr. Santel has been a member of our Board since March 2007. Previously, Mr. Santel was a member of the board of directors and the Chief Executive Officer of CoTherix, Inc., a biopharmaceutical company he co-founded in 2000 and brought public in 2004, where he was responsible for the oversight of all aspects of the business and led the sale of the company to Actelion in January 2007. Prior to joining CoTherix, Mr. Santel was employed by or consultant to several medical device companies, including Reflow, Inc., Cardiac Pathways Corporation and Medtronic, Inc. Mr. Santel previously served on the board of directors and the audit and compensation committees of Anthera Pharmaceuticals, Inc. and as a director of ChemGenex Pharmaceuticals, Inc. Mr. Santel holds an M.S. in electrical engineering from the University of Minnesota and a B.S.E. in biomedical engineering from Purdue University. Mr. Santel’s extensive experience as an executive officer of public pharmaceutical companies and his knowledge of the day-to-day operations of our company provide him with the qualifications and skills to serve as a director.

Theodore R. “Ted” Schroeder has been a member of our Board since August 2014. Mr. Schroeder has over two decades of experience in the life sciences industry. Most recently, he was the founder of Cadence Pharmaceuticals, serving as its President and Chief Executive Officer from inception in 2004 until its acquisition by Mallinckrodt in 2014. Prior to founding Cadence Pharmaceuticals, Mr. Schroeder held multiple positions of increasing responsibility at Elan Pharmaceuticals, Inc., including Senior Vice President North American sales and marketing, and Vice President and General Manager of the hospital products business unit. Prior to Elan, Mr. Schroeder served as senior director of acute care marketing at Dura Pharmaceuticals, Inc., until its acquisition by Elan in 2001. Prior to joining Dura, Mr. Schroeder held a number of hospital-related sales and marketing positions with Bristol-Myers Squibb Company. Mr. Schroeder serves as a director of Cidara Therapeutics where he chairs the compensation committee. Previously, Mr. Schroeder served on the boards of directors of Incline Therapeutics and Trius Therapeutics until their respective acquisitions. He is a member of the Sharp Hospital Foundation board and the Biocom board where he is chair. Mr. Schroeder holds a B.S. in management from Rutgers University.

Daniel G. Welch has been a member of our Board since August 2012. As of January 12, 2015, Mr. Welch is an Executive Partner of the venture capital firm, Sofinnova Ventures. Before Sofinnova, he served as Chairman of the board of directors at InterMune, Inc., a biotechnology company, since May 2008 and as President, Chief Executive Officer and a member of the board of directors of InterMune since September 2003. Prior to that time, Mr. Welch served as Chairman and Chief Executive Officer of Triangle Pharmaceuticals, Inc. and as President of the pharmaceutical division of Elan Corporation, PLC (acquired by Perrigo). Mr. Welch has served on the board of directors of Seattle Genetics, a biotechnology company, since 2007. Mr. Welch holds a B.S. from the University of Miami and an M.B.A. from the University of North Carolina. Mr. Welch’s operational and strategic expertise in the global biotechnology and pharmaceutical markets provides him with the qualifications and skills to serve as a director.

Lota S. Zoth has been a member of our Board since February 2008. Ms. Zoth also serves on the board of directors of Aeras (since November 2011), Orexigen Therapeutics, Inc. (since April 2012), NewLink Genetics Corporation (since November 2012) and Circassia Pharmaceuticals, plc (since February 2015). Aeras is a nonprofit vaccine developer, while Orexigen and NewLink are both publicly traded drug development companies and Circassia is a drug development company publicly traded in the UK on the London Stock Exchange. Prior to her board work, Ms. Zoth was chief financial officer of MedImmune, Inc. from 2004 through 2007, after serving as controller and principal accounting officer since 2002. Ms. Zoth also held senior management positions at PSINet, Inc., Sodexho Marriott Services, Inc., Marriott International, Inc. and PepsiCo, Inc. Ms. Zoth began her career as an auditor with Ernst & Young, and is a certified public accountant. Ms. Zoth received a B.B.A. in accounting from Texas Tech University. Ms. Zoth’s experience as chief financial officer, controller and principal accounting officer provided her valuable and relevant experience as a senior financial executive at life sciences and biotechnology companies dealing with financings, mergers, acquisitions and global expansion and other strategic transactions and provides her with the qualifications and skills to serve as a director, as does her experience as audit committee chair at other public companies including Orexigen, NewLink Genetics, and most recently Circassia Pharmaceuticals.

Information About Our Executive Officers

Set forth below are the names, ages, titles and business experience for our executive officers who are not also directors.

Name	Age(1)	Title
Jeffrey S. Farrow	53	Chief Financial Officer
Ashley C. Gould	40	Senior Vice President, Governmental Affairs, Chief Legal and Compliance Officer, and Secretary
Natalie C. Holles	42	Senior Vice President, Corporate and Business Development
Christine A. Nash	42	Senior Vice President, Chief Commercial Officer
Bruce F. Scharschmidt, M.D.	69	Chief Medical and Development Officer and Senior Vice President

(1)	Age as of April 1, 2015.

Jeffrey S. Farrow has served as our Chief Financial Officer since July 2010, as Secretary from May 2011 to August 2013 and as our Vice President, Finance from February 2010 to June 2010. From May 2008 to December 2009, Mr. Farrow was Vice President, Finance at Evotec AG, a drug discovery and development company, where Mr. Farrow was responsible for Evotec’s corporate treasury function and compliance with the Sarbanes Oxley Act, as well as overseeing the finance and general and administrative functions of the company’s Renovis subsidiary. From January 2004 to May 2008, Mr. Farrow held various positions, the most recent being Vice President, Finance and Chief Accounting Officer, at Renovis, Inc., a drug discovery and development company, which was acquired by Evotec AG in May 2008. While at Renovis Mr. Farrow was a key member of the management team responsible for the merger with Evotec, as well as Renovis’ initial public offering and secondary offering. Previously, Mr. Farrow held various positions over his seven years in the audit practice of KPMG LLP and was most recently a Senior Manager. Mr. Farrow holds a B.A. in Business Administration with a concentration in Corporate Finance from California State University at Fullerton.

Ashley C. Gould has served as our Senior Vice President, Governmental Affairs and Chief Legal and Compliance Officer since October 2013 and has also served as our Secretary since August 2013. Ms. Gould joined us in July 2013 as Senior Vice President, Governmental Affairs and Chief Legal Officer. Prior to joining us, Ms. Gould served as Vice President, Corporate Development and Chief Legal Officer at 23andMe, Inc. a personal genetics company. Prior to joining 23andMe in 2007, Ms. Gould was Vice President, Legal Affairs at CoTherix, Inc., a biopharmaceutical company. Previously, Ms. Gould was associated with the law firms of Wilson Sonsini Goodrich & Rosati PC and O’Melveny & Myers LLP. Ms. Gould received her J.D. from the University of San Francisco School of Law and her B.S. in Political Economy of Natural Resources from the University of California, Berkeley.

Natalie C. Holles has served as our Senior Vice President, Corporate and Business Development since June 2013. From 2010 to 2013, Ms. Holles worked as an executive-level consultant leading business development activities for several life sciences companies, including Immune Design Corp. and Pathway Therapeutics, Inc. Starting in 2005, Ms. Holles worked with KAI Pharmaceuticals, most recently as Vice President of Business Development. Prior to KAI, Ms. Holles held roles of increasing responsibility in corporate development at InterMune, where she participated in and led both buy-side and sell-side asset transactions. Ms. Holles began her career in the industry as a Marketing Planning Associate at Genentech, Inc. Ms. Holles received her M.A. in Molecular, Cellular and Developmental Biology from the University of Colorado, where she was a Howard Hughes Medical Institute Predoctoral Fellow, and her A.B. in Human Biology from Stanford University.

Christine A. Nash has served as our Senior Vice President and Chief Commercial Officer since May 2012. From August 2008 until May 2012 she served as Vice President, Strategic Marketing and Corporate Business Development and she joined us in August 2007 as Senior Director, Marketing. From October 2004 to February 2007, Ms. Nash held various positions of increasing responsibility within the commercial organization at CoTherix, Inc. As Director of Marketing at CoTherix, Ms. Nash led all marketing and product support aspects for the launch of the company’s initial product, Ventavis ® (iloprost) Inhalation Solution. Ms. Nash’s previous experience includes business development and product planning and management roles with Genesoft Pharmaceuticals Inc., Oncology Therapeutics Network, Eli Lilly and Company, and Imana, Inc. Ms. Nash holds an M.B.A and a B.A. with Honors in Public Policy, both from Stanford University.

Bruce F. Scharschmidt, M.D. has served as our Chief Medical Officer and Senior Vice President since April 2008. From April 2006 to April 2008, Dr. Scharschmidt served as Vice President of Scientific Affairs for NOVARTIS Vaccines, a division of NOVARTIS, a healthcare products company, where Dr. Scharschmidt was responsible for developing the clinical strategy for early-stage vaccines. From August 1996 to April 2006, Dr. Scharschmidt held senior positions at Chiron Corporation, including VP and head of clinical development for vaccines and therapeutics and as Vice President of Scientific Affairs in the Corporate Group, where he was involved in the strategic direction and management of key research and development programs including vaccines, therapeutics and blood testing. Before joining Chiron, Dr. Scharschmidt was Chief of Gastroenterology and Professor of Medicine at the University of California San Francisco and served as Editor-in-Chief of the Journal of Clinical Investigation and President of the American Society for Clinical Investigation. Dr. Scharschmidt received both his M.D. and undergraduate degree from Northwestern University as part of a six-year Honors Program in Medical Education. Dr. Scharschmidt completed his training in Internal Medicine and Gastroenterology at the University of California, San Francisco.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee comprises three members. The members of our audit committee are Dr. Salehizadeh, Mr. Nunn and Ms. Zoth, with Ms. Zoth serving as chair.

Our Board has determined that all members of our audit committee are independent as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that each member of the audit committee is financially literate and that Ms. Zoth qualifies as an “audit committee financial expert” as defined in applicable SEC rules. In making this determination, our Board has considered the formal education and nature and scope of her previous experience, coupled with past and present service on various audit committees.

Code of Ethics

Our revised code of business conduct and ethics applies to all of our employees, officers and directors, including those officers responsible for financial reporting, and is available on our website at www.hyperiontx.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet address set forth in the paragraph above. We have not granted any waivers of a provision of our code of business conduct and ethics during 2014.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to report to the Securities and Exchange Commission their initial ownership of our common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission, and we are required to disclose in this report any late filings or failures to file.

Based solely on its review of the copies of such Section 16 reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our executive officers and directors during fiscal 2014 were met.

Material Changes to Nominee Recommendation Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Chief Executive Officer and President and two additional executive officers, collectively, the “named executive officers,” for services during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)(3)	Total ($)
Donald J. Santel	2014	610,000	494,690	1,743,644	300,000	6,000	3,748,500
Chief Executive Officer and President	2013	575,000	—	1,883,925	491,834	6,000	2,950,759

Jeffrey S. Farrow	2014	381,000	167,125	596,923	150,000	6,000	1,301,105
Chief Financial Officer	2013	347,000	—	520,385	209,732	6,000	1,077,117

Christine A. Nash	2014	390,000	267,400	785,425	155,000	6,000	1,603,900
Senior Vice President and Chief Commercial Officer	2013	347,000	—	520,385	213,430	6,000	1,080,815

(1)

Amounts represent the grant date fair value of equity awards in accordance with FASB ASC 718. For information regarding assumptions underlying the valuation of equity awards, see Note 16 to our consolidated financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Stock-Based Compensation” included in our Original Filing. These amounts do not correspond to the actual value that will be realized by the named executive officers.
(2)	Amounts represent compensation earned in 2014, which were paid during 2015, under our bonus program based upon achievement of performance goals and other factors deemed relevant by our Board and compensation committee. Our 2014 company objectives were related to development and regulatory milestones and commercial and financial objectives. For 2014, our chief executive officer’s annual performance bonus was determined solely based on attainment of company objectives, which our Board and compensation committee determined was appropriate given our chief executive officer’s responsibility for the overall direction and success of our business. The 2014 annual performance bonuses for each of the other named executive officers was based 75% on the achievement of company objectives and 25% on individual performance. For 2014, our compensation committee determined that the company’s objectives had been achieved at 82% and that in combination with his or her individual performance, each of Ms. Nash and Mr. Farrow was entitled to approximately 100% of each of their bonuses. Our compensation committee recommended to our Board that Mr. Santel receive 82% of his target bonus, which our Board approved.
(3)	Amounts in this column represent 401(k) employer contributions. The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms and operation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Donald J. Santel	169	—		327.95	9/3/2017	18,500	(3)	444,000
	550,714	—		1.28	11/2/2019
	36,565	3,325	(1)	4.08	4/14/2021
	82,100	41,051	(1)	7.31	4/15/2022
	59,583	83,417	(2)	24.46	4/15/2023
		111,000	(2)	26.74	3/10/2024
Jeffrey S. Farrow	24,630	—	(2)	1.28	4/14/2020	6,250	(3)	150,000
	24,630	—	(2)	1.28	6/29/2020
	48,752	4,432	(1)	4.08	4/14/2021
	27,366	13,684	(1)	7.31	4/15/2022
	8,125	6,875	(1)	10.95	10/15/2022
	16,458	23,042	(2)	24.46	4/15/2023
	—	38,000	(2)	26.74	3/10/2024
Christine A. Nash	91	—		327.95	8/30/2017	10,000	(3)	240,000
	18	—		327.95	4/21/2018
	16,157	—		1.28	11/2/2019
	29,983	2,726	(1)	4.08	4/14/2021
	32,840	16,420	(1)	7.31	4/15/2022
	16,458	23,042	(2)	24.46	4/15/2023
		50,000	(2)	26.74	3/10/2024

(1)	These options vest over four years in equal monthly installments.
(2)	These options vest 25% on the one year anniversary of the vesting commencement date and the remainder vest over the next three years in equal monthly installments.
(3)	These restricted stock units, or RSUs, vest over four years in equal annual installments commencing on the one year anniversary of the vesting commencement date.
(4)	The market value of unvested RSUs is based on the closing price of our common stock on the NASDAQ Global Select Market of $24.00 per share on December 31, 2014.

Employment, Offer Letters, Change in Control and Severance Agreements

Employment Agreement and Offer Letter Agreements

We have offer letter agreements with both Ms. Nash and Mr. Farrow. We have entered into an employment agreement with Mr. Santel. These agreements were designed to be part of a competitive compensation package and keep our executive officers focused on our business goals and objectives. The letter agreements provide for base salaries, incentive compensation benefits and, in the case of Mr. Santel’s employment agreement, change of control and severance benefits. Each component reflects the scope of each named executive officer’s anticipated responsibilities, the individual experience they bring to the Company, our compensation committee and board members’ experiences and knowledge in compensating similarly situated individuals at other companies and reference to survey data.

Donald J. Santel. In April 2012, we entered into an employment agreement with Mr. Santel as our Chief Executive Officer, which provided for an initial annual base salary of $430,000. Mr. Santel was also eligible for an initial discretionary performance bonus of up to 40% of his base salary, payable at the discretion of our Board or compensation committee. Mr. Santel’s annual target bonus for 2014 was 60%. In the event that Mr. Santel’s employment is terminated without “cause” or if he terminates his employment for “good reason,” each as defined in the employment agreement, Mr. Santel will be entitled to receive the following severance benefits, subject to executing a general release of claims in favor of us:

•	payments equal to 18 months of his base salary at the highest annualized rate in effect at any time on or before his termination date payable in substantially equal installments in accordance with our normal payroll policies, less applicable withholdings, with such installments to commence on the first payroll period following the 60th day after the date of his termination of employment;

•	a lump sum payment equal to 1.5 times Mr. Santel’s target bonus for the year in which the termination occurred, payable on the first payroll period following the 60th day after the date of his termination of employment;

•	eighteen months of acceleration of any unvested equity awards; and

•	if elected by Mr. Santel, payment or reimbursement of COBRA premiums through the earlier of 18 months from his termination date, the date Mr. Santel and his covered dependents, if any, become eligible for group health insurance through another employer, or the date Mr. Santel becomes ineligible for COBRA coverage.

In addition, at Mr. Santel’s election, we will either pay a lump sum amount of $15,000 for outplacement assistance, tax planning, educational assistance, or similar transition support, or provide the same or similar services through a professional outplacement firm selected by us.

If there is a “qualifying termination,” as defined in the employment agreement, of Mr. Santel within 12 months of a change of control of the Company, Mr. Santel will be entitled to receive the following severance benefits, subject to executing a general release of claims in favor of us:

•	payments equal to 24 months of his base salary at the highest annualized rate in effect at any time on or before his termination date payable in substantially equal installments in accordance with our normal payroll policies, less applicable withholdings, with such installments to commence on the first payroll period following the 60th day after the date of his termination of employment;

•	a lump sum payment equal to two times Mr. Santel’s target bonus for the year in which the termination occurred, payable on the first payroll period following the 60th day after the date of his termination of employment;

•	full acceleration of any unvested equity awards; and

•	if elected by Mr. Santel, payment or reimbursement of COBRA premiums through the earlier of 18 months from his termination date, the date Mr. Santel and his covered dependents, if any, become eligible for group health insurance through another employer, or the date Mr. Santel becomes ineligible for COBRA coverage.

In addition, at Mr. Santel’s election, we will either pay a lump sum amount of $15,000 for outplacement assistance, tax planning, educational assistance, or similar transition support, or provide the same or similar services through a professional outplacement firm selected by us. Mr. Santel’s employment agreement also provides that in the event any payment or distribution, by any person who acquires ownership or effective control or ownership of a substantial portion of our assets within the meaning of section 280G of the Internal Revenue Code of 1986, as amended, or the Code, would be subject to the excise tax imposed by section 4999 of the Code or any interest or penalties with respect to such excise tax, Mr. Santel shall be entitled to receive an additional payment in an amount equal to the full tax gross up for such excise tax.

Jeffrey S. Farrow. On November 12, 2009, we entered into an offer letter agreement with Mr. Farrow for the position of Vice President, Finance. Mr. Farrow was subsequently promoted to Chief Financial Officer. Mr. Farrow’s offer letter agreement provides for an initial base salary of $200,000 and an option to purchase 24,630 shares of our common stock. Mr. Farrow was also eligible for a target bonus of 30% of his annual base salary based upon our performance. Mr. Farrow’s annual target bonus for 2014 was 40%. Mr. Farrow is eligible to participate in our employee benefit plans to the extent he is eligible for those plans, on the same terms as other similarly situated executive officers.

Christine A. Nash. On September 7, 2007, we entered into an offer letter agreement with Ms. Nash for the position of Senior Director, Marketing. Ms. Nash was subsequently promoted to Senior Vice President and Chief Commercial Officer. Ms. Nash’s offer letter agreement provided for an initial base salary of $175,000, a one-time sign-on bonus of $15,000 and an option to purchase 91 shares of our common stock. Ms. Nash was also eligible for a target bonus of 30% of her annual base salary based upon our performance. Ms. Nash’s annual target bonus for 2014 was 40%. Ms. Nash is eligible to participate in our employee benefit plans to the extent she is eligible for those plans, on the same terms as other similarly situated executive officers.

Change of Control and Severance Agreements

We have entered into executive change of control and severance agreements, or the severance agreements, with Mr. Farrow, Ms. Nash and three other executive officers. These severance agreements provide that in the event either of the executive’s employment is terminated without “cause” or if he or she terminates his or her employment for “good reason,” as each is defined in the severance agreements, at any time, the executive will be entitled to receive the following severance benefits, subject to executing a general release of claims in favor of us:

•	payments equal to 12 months of the executive’s base salary as of the date of the executive’s termination payable in substantially equal installments in accordance with our normal payroll policies, less applicable withholdings, with such installments to commence on the first payroll period following the 60th day after the date of the executive’s termination of employment;

•	a lump sum payment equal to the executive’s target bonus for the year in which the termination occurred, payable on the first payroll period following the 60th day after the date of the executive’s termination of employment;

•	six months of acceleration of any unvested equity awards; and

•	payment or reimbursement of COBRA premiums through the earlier of 18 months from the executive’s termination date or the date the executive and his or her covered dependents, if any, become eligible for group health insurance through another employer; provided that we may elect at any time during this coverage period, in lieu of paying premiums, to provide the executive with monthly cash payments equal to the amount we would have paid in premiums until the earlier of such time as the executive is eligible for coverage by a subsequent employer or 27 months after the executive’s termination date.

In addition, at the executive’s election, we will either pay a lump sum amount of $15,000 for outplacement assistance, tax planning, educational assistance, or similar transition support, or provide the same or similar services through a professional outplacement firm selected by us.

If three months prior to or within 12 months following a change of control of the company, the executive’s employment is terminated without cause or he or she terminates his or her employment for good reason the executive will be entitled to receive the following severance benefits, subject to executing a general release of claims in favor of us:

•	payments equal to 18 months of the executive’s base salary as of the date of the executive’s termination payable in substantially equal installments in accordance with our normal payroll policies, less applicable withholdings, with such installments to commence on the first payroll period following the 60th day after the date of the executive’s termination of employment;

•	a lump sum payment equal to 150% of the executive’s target bonus for the year in which the termination occurred, payable on the first payroll period following the 60th day after the date of the executive’s termination of employment;

•	full acceleration of any unvested equity awards; and

•	payment or reimbursement of COBRA premiums through the earlier of 18 months from the executive’s termination date or the date the executive and his or her covered dependents, if any, become eligible for group health insurance through another employer; provided that we may elect at any time during this coverage period, in lieu of paying premiums, to provide the executive with monthly cash payments equal to the amount we would have paid in premiums until the earlier of such time as the executive is eligible for coverage by a subsequent employer or 27 months after the executive’s termination date.

In addition, at the executive’s election we will either pay a lump sum amount of $15,000 for outplacement assistance, tax planning, educational assistance, or similar transition support, or provide the same or similar services through a professional outplacement firm selected by us. The severance agreements also provide that in the event that the severance and other benefits provided for or otherwise payable to the executive constitute “parachute payments” within the meaning of Section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, then the severance agreements provide for a best after-tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in executive’s receipt, on an after-tax basis, of the greater amount of the severance benefits notwithstanding that all or some portion of the severance benefits may be subject to the excise tax: (i) payment in full of the entire amount of the severance benefits, or (ii) payment of only a part of the severance benefits so that the executive receives the largest payment possible without the imposition of the excise tax.

Compensation of Directors

Cash and Equity Compensation

We maintain a non-employee director compensation policy. At the beginning of 2014 under that policy each non-employee director received an annual base retainer of $40,000. In addition, our non-employee directors received the following cash compensation for Board services, as applicable:

•	the chair of the Board received an additional annual retainer of $30,000;

•	each member of our audit, compensation and nominating, governance and compliance committees, other than the Chairperson, received an additional annual retainer of $8,000, $7,500 and $4,000, respectively; and

•	each Chairperson of our audit, compensation and nominating, governance and compliance committees received an additional annual retainer of $20,000, $10,000 and $7,750, respectively.

All amounts are paid in quarterly installments. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.

Beginning with our 2014 annual meeting of stockholders, the annual retainer for each non-employee director was increased to $45,000, the additional annual retainer for each member of the audit committee and nominating, governance and compliance committee was increased to $10,000 and $5,000, respectively, and the annual retainers for the Chairperson of the compensation committee and nominating, governance and compliance committee increased to $15,000 and $10,000, respectively. Also effective as of the 2014 annual meeting of stockholders, newly appointed non-employee directors received a one-time initial award to purchase common stock valued at $160,000, composed of 50% stock options and 50% RSUs, in each case to vest over a four-year period subject to the director’s continued service on the Board. Each continuing non-employee director received an annual award to purchase common stock valued at $115,000, composed of 50% stock options and 50% RSUs, in each case to vest on the one-year anniversary of the date of grant, subject to the director’s continued service on the Board.

Stock Ownership Guidelines

In March 2014, our Board adopted stock ownership guidelines for our non-employee directors and Chief Executive Officer, or the covered individuals. Under the guidelines, the covered individuals are expected to own a number of shares of our common stock with a value equal to: the lesser of three times (3x) base salary and the number of shares representing that value as of the date the guidelines were adopted, for our Chief Executive Officer; and the lesser of three times (3x) the director’s annual cash retainer and the number of shares representing that value as of the date the guidelines were adopted, for each non-employee director.

The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of the Board’s adoption of the guidelines (or within five years of the date an officer or director first becomes subject to them).

The value of our common stock for purposes of determining the number of shares subject to these guidelines in a given year is determined as the product of (i) the number of shares credited as held by the individual and (ii) the closing price of our common stock on the applicable date. Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (including RSUs that have vested but not yet settled, net of taxes); shares retained after an option exercise or issuance under another type of equity award granted under our equity incentive plans; shares held in trust for the benefit of the individual; and vested shares subject to a deferral arrangement. The compensation committee has discretion to develop an alternative individual guideline or an alternative method of complying with the applicable individual guideline for a covered individual if compliance would place a significant hardship on such covered individual.

Director Compensation

The following table sets forth information concerning compensation accrued or paid to our independent, non-employee directors during the year ended December 31, 2014 for their service on our Board. Directors who are also our employees receive no additional compensation for their services as directors and are not set forth in the table below.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(3)(4)	Option Awards ($)(3)(4)(5)	Total ($)
David W. Gryska(1)	17,250		—	—	17,250
Bo Jesper Hansen, M.D., Ph.D.	56,375		70,581	77,300	204,276
James I. Healy, M.D., Ph.D.	77,500		70,581	77,300	225,401
Jake R. Nunn(2)	61,250	(2)	70,581	77,300	147,901
Bijan Salehizadeh, M.D.	64,500		70,581	77,300	212,401
Theodore R. Schroeder	18,750		90,909	97,025	226,523
Daniel G. Welch	55,188		70,581	77,300	203,088
Lota S. Zoth	71,625		70,581	77,300	219,526

(1)	Mr. Gryska resigned from our Board effective March 15, 2014.
(2)	Mr. Nunn’s Board fees were paid to New Enterprise Associates.
(3)	On May 27, 2014, the Board granted each incumbent director listed above an RSU representing 2,617 shares of our common stock and an option to purchase 4,869 shares of our common stock, except Mr. Schroeder who received an initial grant award consisting of an option to purchase 6,800 shares of our common stock and an RSU representing 3,700 shares of our common stock. The equity awards to our continuing directors vest on the first anniversary of their date of grant and Mr. Schroeder’s RSU and options vest monthly in equal installments over 48 months.
(4)	Amounts reflect the grant date fair value of option awards granted in 2014 in accordance with ASC 718. For information regarding assumptions underlying the valuation of equity awards, see Note 16 to our consolidated financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included in our Original Filing. These amounts do not correspond to the actual value that will be realized by the directors.
(5)	The table below provides the total number of RSUs and options outstanding for each director as of December 31, 2014:

Name	Restricted Stock Units (#)	Options (#)
David W. Gryska(1)	—	—
Bo Jesper Hansen, M.D., Ph.D	2,617	30,629
James I. Healy, M.D., Ph.D.	2,617	18,774
Jake R. Nunn	2,617	30,629
Bijan Salehizadeh, M.D.	2,617	30,629
Theodore R. Schroeder(2)	3,700	6,800
Daniel G. Welch	2,617	34,669
Lota S. Zoth	2,617	35,584

(1)	Mr. Gryska resigned from our Board effective March 15, 2014.
(2)	Mr. Schroeder joined our Board in August 2014 and was awarded an initial grant of options and RSUs.

2012 Omnibus Incentive Plan and the Prior Equity Plan

In April 2012, our Board of directors adopted and in July 2012, our stockholders approved our 2012 Omnibus Incentive Plan, or the 2012 Plan, for the purpose of attracting and retaining non-employee directors, executive officers and other key employees and service providers, including officers, employees and service providers of our affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs, dividend equivalent rights, other equity-based awards and performance-based cash bonus awards. We also maintain the 2006 Equity Incentive Plan, or the Prior Plan, which has been terminated and under which no future awards will be granted, but under which outstanding options have been granted. These options will continue to be governed by the terms of the Prior Plan.

As of April 1, 2015, we had 994,222 shares of common stock reserved for issuance pursuant to the 2012 Plan. On January 1 of every year, the number of shares of common stock available for issuance under the 2012 Plan shall automatically increase annually by 4% of the total number of issued and outstanding shares of our common stock as of December 31 of the immediately preceding year. Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year shall be a lesser number of shares of Stock than would otherwise occur pursuant to the preceding sentence.

Limitation of Liability and Indemnification Agreements

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will limit the liability of our directors and officers, and may indemnify other of our employees and other agents, to the maximum extent permitted by the Delaware General Corporation Law, or DGCL. The DGCL provides that directors and officers of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to the corporation or its stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or redemption of shares; or

•	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

We have entered into separate indemnification agreements with our directors and officers in addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws. These indemnification agreements provide, among other things, that we will indemnify our directors and officers for certain expenses, including damages, judgments, fines, penalties, settlements and costs and attorneys’ fees and disbursements, incurred by a director in any claim, action or proceeding arising in his or her capacity as a director or officer of our company or in connection with service at our request for another corporation or entity. The indemnification agreements also provide for procedures that will apply in the event that a director or officer makes a claim for indemnification.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Tax and Accounting Considerations

Section 162(m)

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to our executive officers other than our principal financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. To maintain flexibility in compensating executive officers in a manner designed to promote our goals, our compensation committee has not yet established a policy for determining which forms of incentive compensation awarded to executive officers shall be designed to qualify as “performance-based compensation,” for purposes of Section 162(m) or that requires all compensation to be deductible. However, our compensation committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and our compensation committee intends to provide future compensation in a manner consistent with the best interests of the Company and its stockholders.

Section 409A

Our compensation committee also takes into account whether components of our compensation program may be subject to the penalty tax associated with Section 409A of the Code, and aims to structure the elements of compensation to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of ours. None of our executive officers serves, or has served during the last three years, as a member of the board of directors or compensation committee of any other entity that has one or more of its officers serving on our Board or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the beneficial ownership of shares of common stock as of April 1, 2014, by (i) each director and nominee for director, (ii) each of the named executive officers listed in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person who is known by us to beneficially own 5% or more of our outstanding common stock. Other than as set forth in this table, we are not aware of any individual or group that holds in excess of 5% of our outstanding common stock.

Information with respect to beneficial ownership is based upon information furnished to us by each director, executive officer or 5% or more stockholder, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days of April 1, 2015. Options to purchase shares of our common stock that are exercisable within 60 days of April 1, 2014, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other persons’ ownership percentage. Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse.

We have based our calculation of beneficial ownership on 20,971,678 shares of our common stock outstanding as of April 1, 2015.

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Hyperion Therapeutics, Inc., 2000 Sierra Point Parkway, 4th floor, Brisbane, California 94005.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (Common Stock)
Named Executive Officers and Directors:
Donald J. Santel(1)	818,657	3.76%
Jeffrey S. Farrow(2)	174,725	*
Christine A. Nash(3)	111,679	*
James I. Healy, M.D., Ph.D.(4)	1,970,103	9.39%
Bo Jesper Hansen, M.D., Ph.D.(5)	30,629	*
Jake R. Nunn(6)	30,699	*
Bijan Salehizadeh, M.D.(7)	30,629	*
Theodore R. Schroeder(8)	1,275	*
Daniel G. Welch(9)	34,669	*
Lota S. Zoth(10)	35,584	*
All executive officers and directors as a group (13 persons)	3,491,596	15.60%
5% Stockholders
Entities affiliated with Bay City Capital(11)	1,558,744	7.43%
New Enterprise Associates 12, Limited Partnership(12)	2,384,221	11.37%
Sofinnova Venture Partners VII, L.P.(13)	1,939,474	9.25%
Consonance Capital Management LP (14)	1,181,826	5.64%
FMR LLC(15)	2,369,325	11.30%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Consists of (a) 2,603 shares of common stock and (b) 805,890 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2015, and (c) 10,164 shares of common stock held by the Donald J. Santel and Kelly L. McGinnis, Trust UA 12/19/08 FBO Margaret Cate Santel.
(2)	Consists of 878 shares of common stock and 173,847 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2015.
(3)	Consists of (a) 11,503 shares of common stock and (b) 100,176 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015.
(4)	Consists of (a) 11,855 shares of common stock held by Dr. Healy, (b) 18,774 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2015, and (c) 1,939,474 shares held by Sofinnova Venture Partners VII, L.P. Dr. Healy is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova Venture Partners VII, L.P., and may be considered to have beneficial ownership of Sofinnova Venture Partners VII, L.P.’s interest in us. Dr. Healy disclaims beneficial ownership of all shares held by Sofinnova Venture Partners VII, L.P., except to the extent of his pecuniary interest therein.
(5)	Consists solely of 30,629 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015.
(6)	Consists of (a) 70 shares of common stock held by Jake and Dana Nunn Living Trust U/A DTD 07/07/06 and (b) 30,629 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015. Mr. Nunn is a partner of New Enterprise Associates, Inc. Mr. Nunn does not have voting or dispositive power with regard to any of the shares directly held by New Enterprise Associates 12, Limited Partnership referenced in footnote (12) below. Mr. Nunn’s business address is 2855 Sand Hill Road, Menlo Park, CA 94025.
(7)	Consists solely of 30,629 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015.

(8)	Consists solely of 1,275 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015.
(9)	Consists solely of 34,669 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015.
(10)	Consists solely of 35,584 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 1, 2015.
(11)	Based on its 13D/A filed March 12, 2015. Holdings consist of (a) 29,145 shares held by Bay City Capital Fund V Co-Investment Fund, L.P, and (b) 1,529,599 shares held by Bay City Capital Fund V, L.P. Based on its public filings, the address for the funds affiliated with Bay City Capital is 750 Battery St., Suite 400, San Francisco, CA 94111.
(12)	Consists of 2,384,221 shares of common stock held of record by New Enterprise Associates 12, Limited Partnership, or NEA 12. NEA Partners 12, Limited Partnership, or NEA Partners 12 is the general partner of NEA 12. NEA12 GP, LLC or NEA 12 LLC, is the general partner of NEA Partners 12. The individual managers, or the Managers, of NEA 12, LLC are M. James Barrett, Peter J. Barris, Forest Baskett, Ryan D. Drant, Patrick J. Kerins, Krishna Kolluri and Scott D. Sandel. The Managers share voting and dispositive power with regard to the shares held directly by NEA 12. The principal business address of the beneficial owner is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.
(13)	Consists of 1,939,474 shares held by Sofinnova Venture Partners VII, L.P. The voting and dispositive decisions with respect to the shares held by Sofinnova Venture Partners VII, L.P., are made by the following managing members of its general partner, Sofinnova Management VII, L.L.C.: Dr. James I. Healy, Dr. Michael F. Powell and Eric P. Buatois, each of whom disclaims beneficial ownership of such shares, except to the extent of his or her actual pecuniary interest therein. The address for the funds affiliated with Sofinnova Venture Partners VII, L.P., Sofinnova Management VII, L.L.C., and its managing members, is 2800 Sand Hill Road, Suite 150, Menlo Park, CA 94025.
(14)	Consists of 1,181,826 shares of common stock reported by Consonance Capital Management Company, LP (“Consonance”) on its Schedule 13G filed with the SEC on February 17, 2015. Consonance is the investment adviser to Consonance Capital Master Account LP, which directly holds the shares over which Consonance exercises voting and investment power. Based on its Schedule 13G, the principal business address for Consonance is 1370 Avenue of the Americas, Suite 3301; New York, New York 10019.
(15)	Consists of 2,369,325 shares of common stock held by FMR LLC as reported on its Schedule 13G/A filed with the SEC on February 13, 2015. FMR LLC is the parent holding company for which reporting persons, Edward C. Johnson 3rd and Abigail P. Johnson are predominant owners. Based on its Schedule 13G/A, the principal business address for FMR LLC is 245 Summer Street, Boston, MA 02210.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan(1)	1,333,521	$3.60	—
2012 Omnibus Incentive Plan(2)	1,735,220	$23.08	688,842
Equity compensation plans not approved by security holders	—	—	—

Total	3,068,741	$14.61	688,842

(1)	The 2006 Equity Incentive Plan was terminated in 2012, and any shares remaining available for future grants and options forfeitures have been allocated to the 2012 Omnibus Incentive Plan.
(2)	The 2012 Omnibus Incentive Plan contains a provision that automatically increases the number of shares available for issuance under the Plan annually, as described in Item 11 above, under the section titled “Executive Compensation — 2012 Omnibus Incentive Plan and the Prior Equity Plan.”
(3)	Awards under the 2012 Omnibus Incentive Plan include RSUs representing 136,293 shares of common stock. As there is no exercise price associated with RSUs, they are disregarded for purposes of this calculation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

All related person transactions are reviewed and approved by our audit committee (or any other committee of the Board consisting of independent directors) or our Board. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related person had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related person party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons.

Certain Related Person Transactions

In 2014, we did not enter into any related party transactions other than employment related agreements and compensatory arrangements with our directors and certain executive officers that, among other things, provide for compensatory and certain severance and change of control benefits. For a description of these agreements and arrangements, see Item 11 above under the sections entitled “Compensation of Executive Officers — Employment, Offer Letters, Change in Control and Severance Agreements” and “Compensation of Directors — Cash and Equity Compensation.” In addition, we also have indemnification agreements with each of our current directors and executive officers. See Item 11 above under the section entitled “Limitation of Liability and Indemnification Agreements.”

Director Independence

Under the NASDAQ listing rules, independent directors must compose a majority of a listed company’s board of directors. In addition, the NASDAQ listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent within the meaning of applicable NASDAQ listing rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. As a result of this review, our Board determined that all members of the Board other than Mr. Santel qualify as “independent” directors within the meaning of the NASDAQ listing rules. Our Board has determined that Mr. Santel, by virtue of his employment with us, is not an independent director. Our Board also determined that each member of the audit, compensation and nominating, governance and compliance committees satisfy the independence standards for such committees established by the SEC and the NASDAQ listing rules, as applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

During the fiscal years ended December 31, 2014 and December 31, 2013, respectively, we retained PricewaterhouseCoopers LLP to provide audit and other services. The following table represents aggregate fees billed or to be billed to us by PricewaterhouseCoopers LLP for services performed for the fiscal years ended December 31, 2014 and December 31, 2013:

	2014	2013
Audit Fees(1)	$1,492,257	$1,154,631
Audit-Related Fees(2)	—	—
Tax Fees(3)	393,000	22,000
All Other Fees(4)	1,800	1,800

Total	$1,887,057	$1,178,431

(1)	This category consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements. Related to the year ended December 31, 2013, fees of $55,000 and $167,631 were billed in connection with the filing of our Registration Statements on Forms S-3 and S-1, respectively.

(2)	This category consists of fees for assurance and related services reasonably related to the performance of the audit or review of financial statements and that are not reported under the Audit Fees category. We did not incur any fees in this category in the years ended December 31, 2014 or 2013.
(3)	This category represents tax services for U.S. and foreign tax compliance, planning and consulting.
(4)	This category consists of fees for all other services other than those reported above.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of our audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis. All of the fees described above were approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Amendment are as follows:

(a)(3) Exhibits

The exhibits required to be filed as part of this Amendment are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the registrant’s annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 29th day of April 2015.

Hyperion Therapeutics, Inc.

By:	/s/ Donald J. Santel
Donald J. Santel Chief Executive Officer and President

By:	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the registrant’s annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald J. Santel Donald J. Santel	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2015

/s/ Jeffrey S. Farrow Jeffrey S. Farrow	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2015

* James I. Healy, M.D., Ph.D.	Chairman of the Board	April 29, 2015

* Theodore R. Schroeder	Director	April 29, 2015

* Bo Jesper Hansen, M.D., Ph.D.	Director	April 29, 2015

* Jake R. Nunn	Director	April 29, 2015

* Bijan Salehizadeh, M.D.	Director	April 29, 2015

* Daniel G. Welch	Director	April 29, 2015

* Lota S. Zoth	Director	April 29, 2015

*By:	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Company and Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly owned subsidiary of Medicis Pharmaceutical Corporation, dated March 22, 2012 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on July 31, 2012).

3.2	Amended and Restated bylaws (incorporated by reference to Exhibit 3.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 5, 2012)

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-180694, filed on July 13, 2012).

10.1	Second Amended and Restated Investor Rights Agreement by and among the Company and the investors named therein, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.2	Form of Indemnification Agreement by and among the Company and each of its directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.3 +	Employment Agreement by and among the Company and Donald J. Santel, dated April 9, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.4 +	Offer Letter Agreement by and among the Company and Jeffrey Farrow, dated November 12, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.5 +^	Letter Agreement by and among the Company and Bruce F. Scharschmidt, M.D., dated November 5, 2014 related to the Amended Terms of Employment (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 4, 2015).

10.6 +	Offer Letter Agreement by and among the Company and Christine A. Nash, dated September 7, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.7 +	Offer Letter Agreement by and among the Company and Ashley C. Gould dated May 23, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.8 +	Offer Letter Agreement by and among the Company and Natalie C. Holles dated May 31, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.9 +^	Form of General Severance Benefits and Change In Control Severance Benefits Agreement by and among the Company and its Senior Vice Presidents (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 4, 2015).

Exhibit No.	Description

10.10 +	General Release and Post-Separation Consulting Agreement dated as of August 4, 2014, by and between the Company and Klara Dickinson-Eason (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file No. 001-35614, filed on November 6, 2014) .

10.11 +	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.12 +	2006 Equity Incentive Plan Amendment, dated April 15, 2011 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012, and incorporated herein by reference).

10.13 +	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-180694, filed on April 13, 2012).

10.14 +	2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on September 9, 2012).

10.15 +	Form of Incentive Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.16 +	Form of Non-Qualified Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.17+	Form of Restricted Stock Unit Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.18	Office Lease dated October 14, 2013 by and between Company and Sierra Point Parkway LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 16, 2013).

10.19	First Amendment to Office Lease by and between the Company and Sierra Point Parkway, LLC, dated December 12, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 7, 2014).

10.20 †	Amended and Restated Collaboration Agreement by and among the Company and Ucyclyd, dated March 22, 2012, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.21 †	License Agreement by and among Saul Brusilow, M.D. (“Brusilow”), Brusilow Enterprises, Inc. (“Brusilow Enterprises”) and Medicis Pharmaceutical Corporation (“Medicis”) dated April 16, 1999 (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.22 †	Settlement Agreement and First Amendment to License Agreement by and among Brusilow, Brusilow Enterprises, Medicis and Ucyclyd, dated August 21, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

10.23 †	Agreement by and between Dr. Marshall L. Summar and Medicis, dated April 1, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-180694, filed on May 24, 2012).

Exhibit No.	Description

10.24	Loan and Security Agreement between the Company and Silicon Valley Bank dated July 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2014).

10.25 †	Distribution Services Agreement by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35614, filed on February 20, 2013).

10.26	First Amendment to Distribution Services Agreement, by and between the Company and ASD Healthcare, a division of ASD Specialty Healthcare, Inc., effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on November 12, 2014).

10.27 †	Stock Purchase Agreement by and among Hyperion Therapeutics, Inc., Hyperion Therapeutics Israel Holding Corp. Ltd. Andromeda Biotech Ltd., and Clal Biotechnology Industries Ltd., dated April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on August 8, 2014).

10.28 †	Research and Licence Agreement by and between Yeda Research and Development Company Ltd and Portman Pharmaceuticals, Inc., dated January 12, 1994, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35614, filed on August 8, 2014).

21.1^	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 4, 2015).

23.1^	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 4, 2015).

24.1^	Power of Attorney (incorporated by reference to the signature page of the Registrant’s Annual Report on Form 10-K, file No. 001-35614, filed on March 4, 2015).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*^	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan.
†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.
*	Furnished and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
^	Filed with the Registrant’s Original Filing.