Form 10-Q
period 2015-03-31
HYPERION THERAPEUTICS INC
filed 2015-05-06
CIK 1386858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the number of outstanding shares of the registrant’s common stock was 20,976,592

In this report, unless otherwise stated or the context otherwise indicates, references to “Hyperion,” “we,” “us,” “our” and similar references refer to Hyperion Therapeutics, Inc. and our wholly owned subsidiary. The names Hyperion Therapeutics, Inc. TM , RAVICTI ®, BUPHENYL ®, AMMONAPS ® and DiaPep277 ® are our trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	future sales of RAVICTI, BUPHENYL and AMMONAPS or any other future products or product candidates;

•	our expectations regarding the commercial supply of our urea cycle disorders (“UCD”) products;

•	our expectations regarding the level of competitive protection afforded by our intellectual property portfolio and orphan drug designation;

•	the cost, timing or estimated completion of our post-marketing clinical studies;

•	third-party payor reimbursement for RAVICTI and BUPHENYL;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the UCD patient market size and market adoption of RAVICTI by physicians and patients;

•	the hepatic encephalopathy (“HE”) patient market size and FDA approval and market adoption of glycerol phenylbutyrate (“GPB”) by physicians and patients;

•	the timing or cost of a Phase III trial in HE;

•	the development and approval of the use of GPB for additional indications or in combination therapy;

•	our expectations regarding licensing, acquisitions and strategic relationships;

•	whether Clal Biotechnology Industries, Ltd. exercises its option to purchase Andromeda Biotech Ltd (“Andromeda”) from us and whether Andromeda ever generates revenues resulting in royalty payment obligations to us;

•	the ongoing litigation with Par Pharmaceutical, Inc.;

•	impact of accounting standards;

•	repayment of notes payable

•	our estimates of attaining sustained profitability; and

•	the completion by Horizon Pharma, Inc. of its offer to acquire us.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hyperion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$88,894	$102,796
Short-term investments	39,742	34,487
Accounts receivable, net	21,548	14,864
Inventories, net	5,597	4,621
Prepaid expenses and other current assets	2,686	2,632

Total current assets	158,467	159,400
Long-term investments	25,014	9,226
Property and equipment, net	1,071	1,116
Intangible asset, net	7,923	8,816
Other non-current assets	2,555	1,858

Total assets	$195,030	$180,416

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,478	$4,669
Accrued liabilities	26,614	25,509
Deferred revenue	240	224
Notes payable, current portion	1,529	—

Total current liabilities	37,861	30,402
Notes payable, net of current portion	16,663	18,124
Deferred rent	326	338

Total liabilities	54,850	48,864

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.0001 — 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; none issued and outstanding	—	—
Common stock, par value $0.0001 — 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 20,971,678 and 20,747,013 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	261,622	260,225
Accumulated other comprehensive loss	(35)	(50)
Accumulated deficit	(121,409)	(128,625)

Total stockholders’ equity	140,180	131,552

Total liabilities and stockholders’ equity	$195,030	$180,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net product revenue	$31,193	$19,483

Costs and expenses:
Cost of sales	3,833	2,382
Research and development	6,799	3,217
Selling, general and administrative	14,976	11,171
Amortization of intangible asset	893	1,014

Total costs and expenses	26,501	17,784

Income from operations	4,692	1,699
Interest income	160	138
Interest expense	(245)	(300)
Other income (expense), net (Notes 4 and 10)	4,164	(190)

Income before income taxes	8,771	1,347
Income tax expense	1,555	88

Net income	7,216	1,259

Net income per share:
Basic	$0.35	$0.06

Diluted	$0.33	$0.06

Weighted average number of shares used to compute net income per share of common stock:
Basic	20,780,059	20,191,190

Diluted	22,079,460	21,518,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$7,216	$1,259
Other comprehensive income:
Unrealized gain on investments arising during the period	15	45

Other comprehensive income	15	45

Comprehensive income	$7,231	$1,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$7,216	$1,259
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124	103
Loss on disposal of fixed asset	18	—
Amortization of debt discount	67	139
Stock-based compensation expense	2,361	1,366
Amortization of intangible asset	893	1,014
Change in acquisition related contingency (Note 10)	(4,115)	—
Amortization of discount on available-for-sale investments	97	104
Unrealized loss on foreign currency remeasurement adjustments	4	—
Excess tax benefit from stock-based compensation	(124)	(44)
Changes in assets and liabilities
Accounts receivable	(6,688)	2,065
Inventories	(929)	696
Prepaid expenses and other assets	(751)	302
Accounts payable	4,809	747
Deferred revenue	16	195
Accrued liabilities and other	2,615	(1,150)
Deferred rent	(12)	180

Net cash provided by operating activities	5,601	6,976

Cash flows from investing activities
Acquisition of property and equipment	(97)	(29)
Purchase of available-for-sale investments	(34,415)	(1,440)
Maturity of available-for-sale investments	13,290	480

Net cash used in investing activities	(21,222)	(989)

Cash flows from financing activities
Proceeds from issuance of common stock from stock option exercises	1,595	887
Income tax benefit on exercise of stock options	124	44
Principal payments under notes payable	—	(1,367)

Net cash provided by (used in) financing activities	1,719	(436)

Net increase (decrease) in cash and cash equivalents	(13,902)	5,551
Cash and cash equivalents, beginning of period	102,796	74,232

Cash and cash equivalents, end of period	$88,894	$79,783

Supplemental cash flow information
Cash paid for interest	$180	$171
Cash paid for income tax	1,073	—
Stock-based compensation capitalized into inventories	47	8
Supplemental disclosure of noncash investing and financing activities
Unrealized gain on available-for-sale investments	15	45
Deferred gain (Note 4)	2,595	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hyperion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Formation and Business of the Company

Hyperion Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on November 1, 2006. The Company is a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat disorders in the areas of orphan diseases. The Company’s products RAVICTI ® (glycerol phenylbutyrate) Oral liquid, BUPHENYL ® and AMMONAPS ® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. The Company developed RAVICTI, which was launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) and is developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage.

On March 13, 2013, the Company completed its follow-on offering. The Company received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of March 31, 2015, there were no sales of any securities registered pursuant to the shelf registration statement.

At March 31, 2015, the Company had an accumulated deficit of $121.4 million. The Company expects to incur increased research and development expenses when the Company initiates a Phase III trial of GPB for the treatment of patients with episodic HE. In addition, the Company expects to incur increased sales and marketing expenses with the continued commercialization of RAVICTI and marketing of BUPHENYL in UCD. Management’s plans with respect to these matters include utilizing a substantial portion of the Company’s capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE, expanding the Company’s organization, and commercialization of RAVICTI and marketing of BUPHENYL.

On March 29, 2015, Horizon Pharma, Inc. (“Horizon”) and the Company entered into a definitive Agreement and the Plan of Merger (the “Merger Agreement”), pursuant to which Horizon will commence an offer (the “Offer”) to acquire all the outstanding shares of the Company for $46.00 per share in cash, without interest, subject to any withholding of taxes. The Completion of the Offer is subject to several conditions, including (i) there shall have been validly tendered and not validly withdrawn Shares that represent one more than 50% of the sum of (A) the total number of Shares outstanding at the time of the expiration of the Offer plus (B) the aggregate number of Shares issuable to holders of stock options of the Company and warrants to purchase shares of common stock of the Company from which the Company has received notices of exercise prior to the consummation of the Offer (and as to which Shares have not yet been issued to such exercising holders of the Company’s Options); (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a material adverse effect on the Company; (iv) subject to certain materiality exceptions, the truth and accuracy of certain representations and warranties of the Company contained in the Merger Agreement; (v) Horizon’s receipt of debt financing pursuant to the debt commitment letter (or any alternative financing) or Horizon’s receipt of confirmation from its lenders the debt financing (or an alternative financing) will be available at the consummation of the Offer; and (vi) certain other customary conditions. The offer will expire at 12:01 A.M. on May 7, 2015.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries: Hyperion Therapeutics Ltd., Hyperion Therapeutics Ireland Holding Ltd., Hyperion Therapeutics Ireland Operating Ltd., Hyperion Therapeutics Israel Holding Corp. Ltd., Hyperion Therapeutics International Holding Co. (formerly Penville Limited) and Andromeda Biotech Ltd. All intercompany accounts and transactions have been eliminated.

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

The Company is also subject to credit risk from its accounts receivables related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit to a specialty distributor in the United States and to international distributors, pharmacies and hospitals outside the United States. Customer creditworthiness is monitored and collateral is not required. As of March 31, 2015, there were no credit losses on the Company’s accounts receivable. As of March 31, 2015 and December 31, 2014, the specialty distributor in the United States accounted for 94% and 87%, respectively, of the accounts receivable balance. As of March 31, 2015 no international distributor accounted for more than 10% of the accounts receivable balance. At December 31, 2014, one international distributor accounted for 10% of the accounts receivable balance.

The specialty distributor in the U.S. accounted for 90% and 92%, respectively, of the net product revenue for the three months ended March 31, 2015 and March 31, 2014. No other distributor in the U.S. accounted for more than 10% of the net product revenue for the three month periods ended March 31, 2015 and 2014, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks, and doubtful accounts. Estimates for chargebacks and prompt-payment discounts are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. At March 31, 2015, the Company had no allowances for doubtful accounts.

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

Product Revenue, net: The Company’s product revenue represents sales of RAVICTI and BUPHENYL which are recognized once all four revenue recognition criteria described above are met. The Company recognizes revenue net of product sales allowances. Product shipping and handling costs are included in cost of sales. Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, the Company could reasonably estimate and determine sales allowances, therefore the Company began recognizing RAVICTI revenue at the point of sale to the specialty distributor.

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

Foreign Currency Remeasurements

The Company has cash and accounts receivable denominated in foreign currency that are remeasured at the rate of exchange in effect on the balance sheet date. Revenue and expenses denominated in foreign currency are remeasured at the weighted average rate of exchange prevailing during the period. Any gains and losses resulting from foreign currency remeasurement are included in other income (expense)-net in the condensed consolidated statements of operations.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810) and requires entities to reevaluate under the revised consolidation model if they should consolidate certain legal entities. ASU 2015-02 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a material effect upon its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a material effect upon its financial statements.

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

4.	Completion of Phase 3 Clinical Trial, Option and Mutual Release Agreement

On February 16, 2015 the Company entered into Completion of Phase 3 Clinical Trial, Option and Mutual Release Agreement (“Agreement”) with CBI and Yeda Research and Development Company Ltd (“Yeda”), the company from which Andromeda licenses the underlying DiaPep277 technology (the Company, CBI and Yeda are referred as a “Party” and collectively the “Parties”). Under the Agreement the Parties agreed to the following:

•	The Parties released the DiaPep277 related claims against one another.

•	The parties have appointed a steering committee to oversee the completion of the clinical trial with representatives of CBI and Yeda and a non-voting member appointed by the Company.

•	The Company committed to complete the Phase 3 clinical trial of DiaPep277. The Company’s estimated budget from October 1, 2014 through the completion of the trial remains unchanged at $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in shares of the Company’s common stock or cash if shares are not available.

•	CBI will transfer to the Company $2.5 million in shares of the Company’s common stock it holds, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015.

•	The Company granted CBI an option to acquire all of the outstanding stock of Andromeda (“Option”). The Option is exercisable through September 30, 2015 for $3.5 million payable in shares of the Company’s common stock, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. In addition, if the Option is exercised, then Andromeda will be obligated to pay the Company future contingent payments if and to the extent it or its shareholders receive revenues or certain other proceeds, which are capped at $36.5 million. This amount, together with the Option exercise price that the Company may receive, approximates the total amount the Company will have invested in Andromeda by the Option exercise date. If CBI does not exercise the option, (i) CBI shall pay the Company $0.4 million in share of the Company’s common stock, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015, and (ii) the underlying DiaPep277 technology will revert to Yeda under the license agreement between Andromeda and Yeda.

The Company determined that the Agreement should be evaluated as a multiple element arrangement in accordance with ASC 605-25 Revenue Recognition — Multiple-Element Arrangements, with each element accounted for individually. Accordingly, the Company recorded the right to receive Initial Shares of the Company’s common stock at its fair value of $2.6 million in the stockholders’ equity and as a deferred gain in accrued liabilities on the Company’s consolidated balance sheet. The Company also determined that the Option to acquire the outstanding stock of Andromeda was a derivative instrument measured at fair value until the Option is exercised or expired with changes in fair value recorded in earnings. There was no significant impact on the Company’s condensed consolidated financial statements as a result of applying fair value measurement to the Option during the period ended March 31, 2015.

5.	Investments

All investments were classified as available-for-sale at March 31, 2015 and December 31, 2014, respectively. The principal amounts of investments by contractual maturity at March 31, 2015 and December 31, 2014 are summarized in the tables below:

	Contractual Maturity Date for the Period Ending March 31,		Total Book Value at March 31, 2015	Unrealized Loss	Aggregate Fair Value at March 31, 2015
	2016	2017
Certificates of deposit	$24,645	$6,960	$31,605	$(7)	$31,598
Corporate notes	7,700	18,075	25,775	(26)	25,749
U.S. government agency securities	3,915	—	3,915	(1)	3,914
Commercial paper	3,496	—	3,496	(1)	3,495

Total	$39,756	$25,035	$64,791	$(35)	$64,756

	Contractual Maturity Date for the Years Ending December 31,		Total Book Value at December 31, 2014	Unrealized Loss	Aggregate Fair Value at December 31, 2014
	2015	2016
Certificates of deposit	$18,405	$6,240	$24,645	$(35)	$24,610
Corporate notes	12,613	3,011	15,624	(12)	15,612
Commercial paper	3,494	—	3,494	(3)	3,491

Total	$34,512	$9,251	$43,763	$(50)	$43,713

The Company evaluated its investments and determined that there were no other-than-temporary impairments as of March 31, 2015.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of March 31, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at March 31, 2015
	Aggregate Fair Value	Unrealized Gain (loss)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Gain (loss)
Certificates of deposit	$24,636	$(9)	$6,962	$2	$31,598	$(7)
Corporate notes	7,697	(3)	18,052	(23)	25,749	(26)
U.S. government agency securities	3,914	(1)	—	—	3,914	(1)
Commercial paper	3,495	(1)	—	—	3,495	(1)

Total	$39,742	$(14)	$25,014	$(21)	$64,756	$(35)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Total at December 31, 2014
	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Certificates of deposit	$18,386	$(19)	$6,224	$(16)	$24,610	$(35)
Corporate notes	12,610	(2)	3,002	(10)	15,612	(12)
Commercial paper	3,491	(3)	—	—	3,491	(3)

Total	$34,487	$(24)	$9,226	$(26)	$43,713	$(50)

6.	Fair Value Measurements

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,286	$—	$—	$38,286

Total cash equivalents	$38,286	$—	$—	$38,286

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$24,636	$—	$24,636
Commercial paper	—	3,495	—	3,495
Corporate notes	—	7,697	—	7,697
U.S. Government agency securities	—	3,914	—	3,914

Total short-term investments	—	39,742	—	39,742

Long-term:
Certificates of deposit	—	6,962	—	6,962
Corporate notes	—	18,052	—	18,052

Total long-term investments	—	25,014	—	25,014

Total available-for-sale securities	$—	$64,756	$—	$64,756

	Fair Value Measurements at December 31, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$38,532	$—	$—	$38,532
Certificates of deposit	—	720	—	720

Total cash equivalents	$38,532	$720	$—	$39,252

Available-for-sale securities:
Short-term:
Certificates of deposit	$—	$18,386	$—	$18,386
Commercial paper	—	3,491	—	3,491
Corporate notes	—	12,610	—	12,610

Total short-term investments	—	34,487	—	34,487

Long-term:
Certificates of deposit	—	6,224	—	6,224
Corporate notes	—	3,002	—	3,002

Total long-term investments	—	9,226	—	9,226

Total available-for-sale securities	$—	$43,713	$—	$43,713

The following table presents the carrying value and estimated fair value of the Company’s notes payable as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Carrying Value	Estimated Fair Value

Term Loans	$16,192	$16,759

	December 31, 2014
	Carrying Value	Estimated Fair Value
Term Loans	$16,124	$16,746

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

7.	Inventories

The following table represents the components of inventories (in thousands):

	March 31, 2015	December 31, 2014
Raw Materials	$2,556	$1,787
Work-in-process	867	543
Finished goods	2,174	2,291

Total	$5,597	$4,621

Reserves on the inventory balance was $0.3 million each for the period ended March 31, 2015 and year ended December 31, 2014.

8.	Intangible Asset

In May 2013, the Company acquired BUPHENYL and as part of this transaction, the Company recognized $16.5 million of an intangible asset relating to BUPHENYL product rights. The intangible asset is amortized over the estimated useful life using the economic use method, which reflects the pattern that the economic benefit of the intangible asset is consumed as revenue is generated. The pattern of consumption of the economic benefit is estimated using the future projected cash flow of the intangible asset which is reviewed on a regular basis. The Company estimated the useful life of the BUPHENYL product rights to be 10 years. The average life remaining as of March 31, 2015 is 7.8 years.

Intangible asset amortization expense was $0.9 million and $1.0 million, respectively for the three months ended March 31, 2015 and March 31, 2014.

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

	2015	2016	2017	2018	2019
Amortization expense	$3,571	$975	$893	$871	$849

9.	Property and Equipment

The following table represents the components of property and equipment (in thousands):

	March 31, 2015	December 31, 2014
Computers and Software	$1,423	$1,202
Furniture and Fixtures	320	320
Office Equipment	53	53
Capital work in progress	33	181

	1,829	1,756
Less: Accumulated depreciation	(758)	(640)

Total property and equipment, net	$1,071	$1,116

Depreciation expense for each of the periods ended March 31, 2015 and 2014 was $0.1 million.

10.	Accrued Liabilities

The following table represents the components of accrued liabilities (in thousands):

	March 31, 2015	December 31, 2014
Clinical and clinical trial expenses	$1,247	$2,399
Payroll and related expenses	2,917	4,134
Gross to net sales accruals	13,197	10,142
Royalty payable	2,067	2,080
Legal accrual	994	410
Taxes payable	921	563
Acquisition related accrual (see below)	—	4,615
Other (Note 4)	5,271	1,166

Total	$26,614	$25,509

On February 16, 2015, the Company entered into Settlement Agreement and General Release with Evotec International GmbH (“Evotec”) pursuant to which Evotec released its previously asserted claims to a milestone payment from the Company in connection with the acquisition of Andromeda in exchange for a payment of $0.5 million from the Company. As of December 31, 2014, the Company had $4.6 million included in “Accrued liabilities” on the condensed consolidated balance sheets. In the first quarter of 2015, the Company recognized a gain of $4.1 million in “Other income (expense), net” in the condensed consolidated statements of operations resulting from the release of the accrued liabilities.

11.	Notes Payable

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

For each of the three month periods ended March 31, 2015 and March 31, 2014, the Company recorded amortization of debt discount of $0.1 million.

Future minimum payments under the Loan Agreement as of March 31, 2015 are as follows (in thousands):

Years Ending December 31,
2015	$551
2016	6,822
2017	8,786
2018	4,450

Total future minimum payments	$20,609
Less: amount representing unamortized interest	(1,528)
Less: amount representing debt discount	(889)

Total minimum payments	$18,192
Less: current portion	(1,529)

Non-current portion	$16,663

12.	Warrants

In connection with a Loan and Security Agreement entered into in October 2007, the Company issued warrants to purchase 274 shares of Series B convertible preferred stock. In June 2009, as part of the recapitalization, these warrants were converted into warrants to purchase shares of common stock. The warrants were exercisable at $1,913.05 per share and expire in October 2017 (the “October 2007 common stock warrants”). The October 2007 common stock warrants were outstanding as of March 31, 2015 and December 31, 2014.

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

On March 17, 2014, the Company received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain of the Company’s patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. The Company filed suit against Par on April 23, 2014 to protect its patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. The Company will oppose the motion. On April 29, 2015, Par filed petitions for Inter Partes Review of the ’215 patent and the ’012 patent with the United States Patent and Trademark Office. The petitions allege that the claims of the ’215 patent and ’012 patent are invalid as obvious for reasons similar to those alleged in the ongoing litigation. The United States Patent and Trademark Office has not yet decided whether to institute a review of either patent.

14.	Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plans

In April 2012, the board of directors of the Company adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”). The Company’s stockholders approved the 2012 Plan in July 2012. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The 2012 Plan became effective on July 25, 2012

On January 1, 2015, pursuant to the provisions of the 2012 Plan providing for an annual automatic increase in the number of shares of common stock reserved for issuance under the plan, the shares available for issuance under the 2012 Plan increased by 829,880 shares. As of March 31, 2015, the Company had 994,222 shares of common stock available for issuance and 1,903,719 options, 388,130 restricted stock units (“RSU’s”) and 8,662 performance stock units (“PSU’s) were outstanding under the 2012 Plan. During the three months ended March 31, 2015, the board of directors approved the grants of 246,700 stock options at exercise prices in the range of $24.94 - $25.97 and 289,127 RSU’s and 8,662 PSU’s under the 2012 Plan.

On July 25, 2012, the effective date of the 2012 Plan, the 2006 Equity Incentive Plan was frozen and no additional awards will be made under the 2006 Plan. Any shares remaining available for future grant were allocated to the 2012 Plan and any shares underlying outstanding options that terminate by expiration, forfeiture, cancellation, or otherwise without issuance of such shares, will be allocated to the 2012 Plan. As of March 31, 2015, there were 1,204,359 stock options outstanding under the 2006 Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options, RSU’s and PSU’s is being amortized on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$24	$2
Research and development	493	147
Selling general and administrative	1,915	1,219

Total	$2,432	$1,368

Stock-based compensation of $47,000 and $8,000 was capitalized into inventories for the three months ended March 31, 2015 and 2014, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. Allocations to research and development, selling, general and administrative expenses are based upon the department to which the associated employee reported.

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

The Company was granted orphan drug designation in 2009 by the FDA for its products currently under development. The orphan drug designation allows the Company to claim increased federal tax credits for its research and development activities. The Company had $22.6 million of federal credit carryforwards of which $21.1 million relates to Orphan Drug Credit claims for 2009 through 2014.

For the period ended March 31, 2015 and 2014, the Company recorded an income tax expense of $1.6 million and $0.1 million, respectively. Expected taxable income in 2015 will largely be offset by federal and state net operating losses and credits.

There was no interest or penalties accrued through March 31, 2015. The Company’s policy is to recognize any related interest or penalties in income tax expense. The material jurisdiction in which the Company is subject to potential examination by tax authorities for tax years ended 2006 through the current period include the United States and California. The Company is not currently under income tax examinations by any tax authorities.

16.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income per share
Numerator:
Net income attributable to common stockholders	$7,216	$1,259

Denominator:
Weighted-average number of common shares outstanding – basic	20,780,059	20,191,190
Dilutive effect of stock-options and awards	1,299,401	1,327,336

Weighted average common shares outstanding – dilutive	22,079,460	21,518,526

Net income per share:
Basic	$0.35	$0.06

Diluted	$0.33	$0.06

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income per share, as the effect of including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	1,443,122	1,181,650
October 2007 common stock warrants	274	274

Total	1,443,396	1,181,924

17.	Related-Party Transaction

As part of the Company’s acquisition of BUPHENYL, the Company assumed the existing BUPHENYL distributor’s agreements, including the distribution agreement with Swedish Orphan Biovitrum AB (“SOBI”). Additionally, in the third quarter of 2013 SOBI was granted exclusive rights by the Company to distribute RAVICTI on a named patient basis for the chronic treatment of UCD in various territories in the Middle East. SOBI’s chairman, Bo Jesper Hansen, is a member of the Company’s Board of Directors. During the three months ended March 31, 2015 the Company recognized $1.6 million from sales to SOBI. As of March 31, 2015, trade receivable from SOBI amounted to $0.6 million.

18.	Segment Reporting

The Company operates as one operating segment and uses one measurement of profitability to manage its business.

Net product revenue for RAVICTI and BUPHENYL for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
RAVICTI	$25,966	$15,516
BUPHENYL	5,227	3,967

Total	$31,193	$19,483

Net product revenue for RAVICTI and BUPHENYL by geographic region are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$28,212	$17,996
Canada	1,147	800
Rest of the world	1,834	687

Total	$31,193	$19,483

Long lived assets consist of property and equipment which at March 31, 2015 and 2014 are primarily in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”).

Overview

We are a commercial biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat orphan diseases. Our products, RAVICTI ® (glycerol phenylbutyrate) Oral Liquid, BUPHENYL ® and AMMONAPS ® (sodium phenylbutyrate) Tablets and Powder, are designed to lower ammonia in the blood. Ammonia is produced in the intestine after a person eats protein and is normally detoxified in the liver by conversion to urea. Elevated levels of ammonia are potentially toxic and can lead to severe medical complications which may include death. We have developed RAVICTI, which we launched during the first quarter of 2013, to treat most urea cycle disorders (“UCD”) including 7 of the 8 and the most prevalent UCD subtypes, and are developing glycerol phenylbutyrate (“GPB”), the active pharmaceutical ingredient in RAVICTI, to treat hepatic encephalopathy (“HE”). UCD and HE are diseases in which blood ammonia is elevated. UCD are inherited rare genetic diseases caused by a deficiency of one or more enzymes or transporters that constitute the urea cycle, which in a healthy individual removes ammonia through its conversion to urea. We estimate there are approximately 2,100 cases of UCD in the United States of which approximately 1,100 have been diagnosed. However, we estimate that only about 675 patients are currently treated with an FDA approved medication. HE may develop in some patients with liver scarring, known as cirrhosis, or acute liver failure and is a chronic complication of cirrhosis which fluctuates in severity and may lead to serious neurological damage.

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

We originally obtained rights to develop RAVICTI in 2007 pursuant to a collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), a subsidiary of Valeant Pharmaceuticals International, Inc. In March 2012, we purchased the worldwide rights to RAVICTI for an upfront payment of $6.0 million, future payments based upon the achievement of regulatory milestones in indications other than UCD, sales milestones, and mid to high single digit royalties on global net sales of RAVICTI. Pursuant to an amended and restated collaboration agreement (the “restated collaboration agreement”), with Ucyclyd entered into in March 2012, we had an option to purchase all of Ucyclyd’s worldwide rights to BUPHENYL ® (sodium phenylbutyrate) Tablets and Powder, an FDA approved therapy for treatment of the most prevalent UCD and AMMONUL ® (sodium phenylacetate and sodium benzoate) injection 10%/10%, the only adjunctive therapy currently FDA-approved for the treatment of HA crises in UCD patients, for an upfront payment of $22.0 million, plus subsequent milestone and royalty payments. On April 29, 2013, we exercised our option to acquire BUPHENYL and AMMONUL from Ucyclyd and subsequently, Ucyclyd exercised its option to retain AMMONUL. On May 31, 2013, we completed the acquisition of BUPHENYL.

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

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of March 31, 2015, there were no sales of any securities registered pursuant to the shelf registration statement.

Merger with Horizon Pharma, Inc.

On March 29, 2015, we and Horizon Pharma, Inc. (“Horizon”) entered into a definitive Agreement and the Plan of Merger (the “Merger Agreement”), pursuant to which Horizon will commence an offer (the “Offer”) to acquire all of our outstanding shares for $46.00 per share in cash, without interest, subject to any withholding of taxes. The Completion of the Offer is subject to several conditions, including (i) there shall have been validly tendered and not validly withdrawn Shares that represent one more than 50% of the sum of (A) the total number of Shares outstanding at the time of the expiration of the Offer plus (B) the aggregate number of Shares issuable to holders of stock options and warrants to purchase shares of our common stock from which we received notices of exercise prior to the consummation of the Offer (and as to which Shares have not yet been issued to such exercising holders of our Options); (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a material adverse effect on the Company; (iv) subject to certain materiality exceptions, the truth and accuracy of certain representations and warranties made by us in the Merger Agreement; (v) Horizon’s receipt of debt financing pursuant to the debt commitment letter (or any alternative financing) or Horizon’s receipt of confirmation from its lenders the debt financing (or an alternative financing) will be available at the consummation of the Offer; and (vi) certain other customary conditions. The offer will expire at 12:01 A.M. on May 7, 2015.

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

We expense both internal and external research and development expenses as they are incurred. We developed RAVICTI in UCD and GPB for HE in parallel, and we typically use our employees, consultants and infrastructure resources across our three programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our three clinical stage programs and these costs were included in unallocated costs as detailed below. Allocated expenses include salaries, stock-based compensation and related benefit expenses for our employees, consulting fees and fees paid to clinical suppliers. The following table shows our research and development expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
UCD Program	$4,181	$2,352
HE Program	1,113	660
DiaPep 277 Program	908	—
Unallocated	597	205

Total	$6,799	$3,217

If Horizon does not complete its acquisition of us and we continue to operate as an independent company, we expect our research and development expenses to increase for the initiation of our Phase 3 trial of GPB for the treatment of patients with episodic HE and the completion of the DIA AID 2 clinical trial of DiaPep 277 and costs associated with the termination of this clinical program. Due to the inherently unpredictable nature of product development, we are currently unable to exactly predict the expenses we will incur or the duration of the HE trial. Based on our current discussions with FDA, our estimate of the cost of our Phase 3 trial of GPB in HE will be between $50.0 million to $55.0 million from initiation of the trial until submission of data to FDA. Our estimated cost for the completion of the DIA AID 2 Phase 3 clinical trial from April 2015 forward is between $3.0 million and $5.0 million.

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

On March 17, 2014, we received notification of a Paragraph IV certification from the generic drug manufacturer Par Pharmaceutical, Inc. (“Par”) that it had filed an Abbreviated New Drug Application with the FDA seeking approval for a generic version of RAVICTI Oral Liquid. The Paragraph IV certification alleges that certain our patents are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. We filed suit against Par on April 23, 2014 to protect our patents and to obtain a stay of the FDA’s approval of Par’s ANDA. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. We will oppose this motion. On April 29, 2015, Par filed petitions for Inter Partes Review of the ’215 patent and the ’012 patent with the United States Patent and Trademark Office. The petitions allege that the claims of the ’215 patent and ’012 patent are invalid as obvious for reasons similar to those alleged in the ongoing litigation. The United States Patent and Trademark Office has not yet decided whether to institute a review of either patent.

Amortization of intangible asset

In 2014, the amortization of intangible asset pertains to the amortization expense of BUPHENYL product rights acquired on May 31, 2013. For additional information, see Note 8 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Interest Income

Interest income consists of interest earned on our investments and cash and cash equivalents.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Other Income (Expense), net

During the three months ended March 31, 2015, other income (expense), net consisted mainly of $4.1 million gain due to the release of acquisition related liability (see Note 10 to our unaudited condensed consolidated financial statements appearing elsewhere in this report). This was partially offset by $0.1 million related to amortization of discount on available-for-sale investments and $0.1 million related to loss on foreign currency transactions.

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

For the period ended March 31, 2015 and 2014 our income tax expense was $1.6 million and $0.1 million respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 2 of the accompanying unaudited condensed consolidated financial statements and the Critical Accounting Policies and Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Annual Report on Form 10-K for the year ended December 31, 2014.

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

In 2013, we began distributing RAVICTI to two specialty pharmacies through a specialty distributor. The specialty pharmacies then in turn dispense RAVICTI to patients in fulfillment of prescriptions. As RAVICTI was our first commercial product, we could not reasonably assess potential product sales allowances at the time of sale to the specialty distributor. As a result, the price of RAVICTI was not deemed fixed or determinable. We deferred the recognition of revenues on product shipments of RAVICTI to the specialty distributor until the product was shipped to patients by the specialty pharmacies at which time our related product sales allowances could be reasonably estimated. Starting June 2014, we could reasonably estimate and determine sales allowances, therefore we began recognizing RAVICTI revenue at the point of sale to the specialty distributor

We sell BUPHENYL in the United States to a specialty distributor, who in turn sells this product to retail pharmacies, hospitals and other dispensing organizations. We recognize revenue from BUPHENYL sales upon receipt by the specialty distributor as we can reasonably assess potential product sales allowances at the time of sale. For product sales of BUPHENYL outside the United States, revenue is recognized once the product is accepted by the customer or once their acceptance period has expired whichever comes first.

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

The following table summarizes the provisions, and credits/payments, for the gross to net sales deductions:

(in thousands)	Rebates & Chargebacks	Prompt pay discounts	Other Sales- Related Deductions	Total
Balance as of December 31, 2014	$9,612	$—	$530	$10,142
Provision related to current period sales	6,710	1,394	402	8,506
Credits/payments	(3,689)	(1,394)	(368)	(5,451)

Balance as of March 31, 2015	$12,633	$—	$564	$13,197

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except for percentages)	2015	2014

Product revenue, net	$31,193	$19,483	$11,710	60%
Cost of sales	3,833	2,382	1,451	61
Research and development	6,799	3,217	3,582	111
Selling general and administrative	14,976	11,171	3,805	34
Amortization of intangible asset	893	1,014	(121)	(12)
Interest income	160	138	22	16
Interest expense	(245)	(300)	(55)	(18)
Other income (expense), net	4,164	(190)	(4,354)	(2,292)

Revenues

During the three months ended March 31, 2015 and March 31, 2014, we generated $31.2 million and $19.5 million of net product revenues, respectively. Product revenues from the sale of RAVICTI and BUPHENYL are recorded net of sales returns, co-pay assistance and estimated product sales allowances including government rebates, chargebacks, prompt-payment discounts and distributor fees.

For the three months period ended March 31, 2015, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $26.0 million (of which $25.8 million relates to sales in the U.S. and $0.2 million sales outside the U.S.); and

•	net sales from BUPHENYL in the amount of $5.2 million (of which $2.4 million relates to sales in the U.S. and $2.8 million sales outside the U.S.)

For the three months period ended March 31, 2014, net product revenues consisted of the following:

•	net sales from RAVICTI in the amount of $15.5 million relating to sales in the U.S.; and

•	net sales from BUPHENYL in the amount of $4.0 million (of which $2.5 million relates to sales in the U.S. and $1.5 million sales outside the U.S.)

Prior to June 2014, revenue from the sale of RAVICTI was recognized based on the amount of product sold through to the end user consumer. Starting June 2014, we were able to reasonably estimate and determine sales allowances, therefore we began recognizing RAVICTI revenue at the point of sale to the specialty distributor.

Cost of Sales

Costs of sales were $3.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March, 2015, cost of sales consisted of BUPHENYL product costs of $1.3 million and RAVICTI product costs of $2.5 million. RAVICTI product costs included $2.1 million for royalty expenses payable under our restated collaboration agreement with Ucyclyd.

For BUPHENYL, cost of sales as of March 31, 2014 was higher due to the recording of the step-up value on BUPHENYL inventories acquired from Ucyclyd which will be expensed to cost of sales as the inventory is sold and is not indicative of cost of sales in future periods. Since the inventories were purchased as part of a business combination, they were recorded at fair value on the acquisition date. As of March 31, 2014, we have sold the entire inventory acquired from the acquisition of BUPHENYL.

Research and Development (R&D) Expenses

Research and development expenses increased by $3.6 million, or 111%, to $6.8 million for the three months ended March 31, 2015, from $3.2 million for the three months ended March 31, 2014. This increase was primarily due to increases of $0.8 million in compensation related expenses, $1.3 million increase in R&D manufacturing process development and formulation and related expenses, $0.7 million increase due to startup expenses for new clinical studies during the quarter and $0.9 million due to expenses incurred for the DiaPep277 Program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.8 million, or 34%, to $15.0 million for the three months ended March 31, 2015, from $11.2 million for the three months ended March 31, 2014. This increase was primarily due to a $1.1 million in compensation expense including stock-based compensation expense as a result of hiring additional employees, $1.9 million related to legal costs and professional and consulting costs, $0.4 million related to office, administrative and information technology infrastructure expenses, $0.1 million related to regulatory and compliance work and $0.3 million due to expenses incurred by Andromeda.

Amortization of intangible asset

For the three months ended March 31, 2015 and 2014, amortization of intangible asset expense was $0.9 million and $1.0 million, respectively. The amortization of intangible asset expense pertains to the amortization expense for BUPHENYL product rights acquired as part of the BUPHENYL acquisition on May 31, 2013.

Interest Income

Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Interest income for both periods primarily included interest earned from our investments and cash and cash equivalents.

Interest Expense

Interest expense was $0.3 million each for the three months ended March 31, 2015 and 2014 and primarily included interest on our loans.

Other Income (Expense), net

During the three months ended March 31, 2015, other income (expense), net consisted mainly of $4.1 million gain due to the release of acquisition related liability (see Note 10 to our unaudited condensed consolidated financial statements appearing elsewhere in this report). This was partially offset by $0.1 million related to amortization of discount on available-for-sale investments and $0.1 million related to loss on foreign currency transactions.

During the three months ended March 31, 2014 other income (expense), net consisted of a $0.1 million related to amortization of discount on available-for-sale investments and $0.1 million related to loss on foreign currency transactions.

Liquidity and Capital Resources

During the three months ended March 31, 2015 and 2014, we generated net revenues of $31.2 million and $19.5 million.

As of March 31, 2015 and December 31, 2014, our principal sources of liquidity were our cash provided by operating activities and our cash and cash equivalents and investments.

On March 13, 2013, we completed our follow-on offering. We received net proceeds from the offering of $63.7 million, after deducting underwriting discounts and commissions of $4.1 million and expenses of $0.8 million.

On August 14, 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on September 13, 2013. The shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; (b) the sale of up to 8,727,000 shares of common stock by certain selling stockholders; and (c) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. As of March 31, 2015, there were no sales of any securities registered pursuant to the shelf registration statement.

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

At March 31, 2015, we had an accumulated deficit of $121.4 million. If the Horizon offer is not completed, we expect to incur increased research and development expenses from the Phase 3 trial of GPB for the treatment of patients with episodic HE. In addition, we expect to continue to incur research and development expenses relating to the completion of the DiaPep277 Phase 3 trial and the termination of the DiaPep277 development program through mid to late 2015. In addition, if we continue to operate as an independent company, we expect to continue to incur significant commercial, sales and marketing, and outsourced manufacturing expenses in connection with commercialization of RAVICTI and marketing of BUPHENYL in UCD. These increased expenses as compared to prior years include compensation expenses due to hiring additional employees, costs related to operation of our distribution network and marketing costs and general infrastructure expenses as we expand our organization. If we are not acquired by Horizon, our plans with respect to these matters include utilizing a substantial portion of our capital resources and efforts in completing the development and obtaining regulatory approval of GPB in HE and the identification and potential development of additional new product candidates. Further, as a result of our legal investigation of the serious misconduct at Andromeda, the legal disputes in which we are involved and the significant legal costs associated with the expansion of our business, our legal expenses increased significantly, and they may continue to increase in the future.

If we are not acquired by Horizon, we believe that our existing cash and cash equivalents and investments as of March 31, 2015, and our future forecasted product revenues will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
(In thousands)	2015	2014
	(unaudited)
Net cash provided by (used in):
Operating activities	$5,601	$6,976
Investing activities	(21,222)	(989)
Financing activities	1,719	(436)

Net increase (decrease) in cash and cash equivalents	$(13,902)	$5,551

Net cash provided by operating activities of $5.6 million for the three months ended March 31, 2015 included our net income of $7.2 million, adjusted for non-cash items such as

$0.1 million of amortization of debt discount, $0.9 million of amortization of intangible asset, $2.4 million of stock-based compensation expense, $0.1 million of depreciation expense, $0.1 million of amortization of discount on available-for-sale investments, and a net cash outflow of $0.9 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $7.0 million for the three months ended March 31, 2014 included our net income of $1.3 million, adjusted for non-cash items such as $0.1 million of amortization of debt discount and debt issuance cost, $1.0 million of amortization of intangible asset, $1.4 million of stock-based compensation expense, $0.1 million of depreciation expense, $0.1 million of amortization of discount on available-for-sale investments, and a net cash inflow of $3.0 million related to changes in operating assets and liabilities.

Net cash used in investing activities was $21.2 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities for the three months ended March 31, 2015 includes $21.1 million for purchases of investments, net of any maturities on investments and $0.1 million related to additions to fixed assets. Net cash used in investing activities for the three months ended March 31, 2014 primarily includes $1.0 million for purchases of investments, net of any maturities on investments.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2015. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2014. Net cash provided by financing activities for the three months ended March 31, 2015 primarily related to the proceeds from issuance of common stock due to exercise of stock options of $1.6 million. Net cash used in financing activities for the three months ended March 31, 2014 related to the payments of notes payable of $1.4 million partially offset by proceeds from issuance of common stock due to exercise of stock options of $0.9 million.

Future Funding Requirements

If we continue to operate as an independent company, we may need to obtain additional financing to fund our future operations, including supporting sales and marketing activities related to RAVICTI and BUPHENYL, funding a Phase 3 trial in HE, as well as the costs related to termination of the clinical development of DiaPep277 and the development and commercialization of any additional product candidates we might acquire or develop on our own. Our future funding requirements will depend on many factors, including, but not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate risk. During the three months ended March 31, 2015, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2014, we received notification of the Paragraph IV certification from Par Pharmaceutical, Inc. (“Par”) advising us that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA for a generic version of 1.1 gm/ml RAVICTI oral liquid. The Paragraph IV certification, filed on November 19, 2013, alleges that our U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceablility, or infringement of U.S. Patent No. 5,968,979, our primary composition of matter patent for RAVICTI titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which patent has received an interim term extension through February 7, 2016 as the United States Patent and Trademark Office determines the ultimate length of the patent’s term extension. We filed suit against Par on April 23, 2014 in Federal district court in the Eastern District of Texas in order to protect our patents. On July 22, 2014, Par filed a motion to dismiss for lack of personal jurisdiction, or in the alternative, a motion to transfer the case to the Southern District of New York. We will oppose the motion. On April 29, 2015, Par filed petitions for Inter Partes Review of the ’215 patent and the ’012 patent with the United States Patent and Trademark Office. The petitions allege that the claims of the ’215 patent and ’012 patent are invalid as obvious for reasons similar to those alleged in the ongoing litigation. The United States Patent and Trademark Office has not yet decided whether to institute a review of either patent.

On September 22, 2014, Clal Biotechnology Industries, Ltd., (“CBI”) filed suit against us in Superior Court of the state of Delaware for New Castle County (Case No. N14C-09-198 PRW) alleging breach of contract and breach of the implied covenant of good faith and fair dealing under our Share Purchase Agreement with CBI relating to our acquisition of Andromeda Biotech Ltd. (“Andromeda”), alleging $200.0 million in damages arising from our announcement on September 8, 2014 of our decision to terminate further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence we uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. On January 16, 2015, CBI filed a Notice of Voluntary Dismissal to dismiss its claim against us without prejudice. On February 16, 2015 we reached an agreement with CBI and Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277 related claims against one another, and we granted CBI an option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, CBI will transfer to us $2.5 million in shares of our common stock it holds, valued at the average closing price of the Company’s common stock for the fifteen trading days ending on February 11, 2015. The parties have appointed a steering committee to oversee the completion of the clinical trial with representatives of CBI and Yeda and a non-voting member appointed by us. The Company’s estimated budget from October 1, 2014 through the completion of the trial remains unchanged at $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in shares of the Company’s common stock or cash, if CBI no longer holds the Company stock. Under the agreement, CBI’s option is exercisable through September 30, 2015 for $3.5 million payable in shares of the Company’s common stock. In addition, if the option is exercised, then Andromeda will be obligated to pay Hyperion future contingent payments if and to the extent it or its shareholders receive revenues or certain other proceeds, which are capped at $36.5 million. This amount, together with the option exercise price that Hyperion may receive, approximates the total amount Hyperion will have invested in Andromeda by the option exercise date. Under the agreement, in the event that CBI does not exercise its option, the underlying DiaPep277 technology will revert to Yeda under the license agreement between Andromeda and Yeda. Also on February 16, 2015, we entered into a release with Evotec International GmbH (“Evotec”) pursuant to which Evotec released its previously asserted claims to a milestone payment from us in connection with our acquisition of Andromeda and that it had suffered harm from recent incidents in relation to Diapep277 in exchange for a payment of $0.5 million from us. As of December 31, 2014, we had $4.6 million included in “Accrued liabilities” related to the Evotec claim in the consolidated balance sheets. In the first quarter of 2015, we recognized $4.1 million as “Other Income” in the condensed consolidated statements of operations resulting from the release of the accrued liabilities.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider the following risk factors and the additional risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2015, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Uncertainty about Horizon’s offer to acquire us may cause disruptions in our business and could have an adverse effect on our business and financial results if not completed.

We and Horizon Pharma, Inc. (“Horizon”) have operated and, until the completion of Horizon’s offer to acquire all the outstanding shares of the Company (the “Offer”), will continue to operate independently. Uncertainty about the effect of the acquisition and whether and when it will be completed, among Hyperion’s vendors, prescribers, distributors, partners and customers may have an adverse effect on our business. These uncertainties could cause disruptions to our existing business relationships or delay or reduce the use of our products or otherwise impair our operations. Certain provisions in the definitive Agreement and Plan of Merger may limit our ability to recruit and hire new personnel and expand our business during the pendency of the Acquisition. In addition, during the negotiation of the terms of the acquisition and during the pendency of the acquisition, our management and key personnel have devoted much of their time to matters relating to the acquisition, diverting resources from the day to day operation of our business. This diversion of resources and potential constraints on our ability to expand our operations may adversely affect our relationships with business partners and harm our business if the acquisition is not completed.

The Offer may not be completed and failure of the Offer to close would have an adverse effect on our business and our stock price.

We cannot guarantee that the acquisition will be completed, as its completion is subject to various contingencies, including the tender of their shares by our stockholders and the obtaining of financing to complete the acquisition by Horizon. If the acquisition is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•	the current price of our common stock reflects a market assumption that the acquisition will occur, meaning that a failure to complete the acquisition is likely to result in a decline in the price of our common stock; and

•	matters relating to the acquisition including integration planning and preparation of regulatory filings have required substantial commitments of time and resources by our management and key personnel who would otherwise have devoted such resources to the operation and expansion of our business and to the identification of new business opportunities that may have been available to us.

If the acquisition is not consummated, these risks may materialize and stockholder suits may result.

We are involved in litigation with respect to certain patents on our product RAVICTI, which we expect will be costly and time-consuming and the outcome of which is uncertain.

On March 17, 2014, we received notice from Par Pharmaceutical, Inc. (“Par”), the generic drug manufacturer that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained what is known as a “Paragraph IV certification.” The Paragraph IV certification alleges that two of our patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of our primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which we have been granted an interim term of extension until February 7, 2016. Upon notice of the Paragraph IV certification, we had 45 days to file suit to protect our patents in order to obtain a stay of the FDA’s approval of PAR’s ANDA for 30 months, or as lengthened or shortened by the court.

We filed suit against Par on April 23, 2014 and intend to vigorously protect our patents. However, we cannot predict the outcome of this or any litigation. On April 29, 2015, Par filed petitions for Inter Partes Review (“IPR”) of the ’215 patent and the ’012 patent with the United States Patent and Trademark Office. The petitions allege that the claims of the ’215 patent and ’012 patent are invalid as obvious for reasons similar to those alleged in the ongoing ANDA litigation. The United States Patent and Trademark Office has not yet decided whether to institute a review of either patent. If Par were to prevail in the ANDA litigation or in its petition for IPR and its ANDA were to receive FDA approval, RAVICTI would face generic competition when its orphan exclusivity expires in February 2020, and its sales would likely materially decline. Should sales decline, our results of operations and cash flows could be materially and adversely affected. Even if we successfully defend our patents against Par’s challenges, the litigation will be costly and time consuming and will require substantial time and attention from our management team, which could materially and adversely affect our financial condition and results of operations.

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

As of March 31, 2015, we have used approximately $44.4 million of the proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Hyperion Therapeutics, Inc.

Date: May 6, 2015	/s/ Donald J. Santel
Donald J. Santel
Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2015	/s/ Jeffrey S. Farrow
Jeffrey S. Farrow
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and the Company, dated March 29, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K/A, File No. 001-35614, as filed with the SEC on April 9, 2015).

2.2	Form of Tender and Support Agreement, by and among Horizon Pharma, Inc., Ghrian Aquistion Inc. and each of the Principal Stockholders, dated March 29, 2015 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, File No. 001-35614, as filed with the SEC on March 30, 2015).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 5, 2012).

4.2	Amended and Restated Warrant issued pursuant to the Loan and Security Agreement by and between the Company and Comerica Bank, dated October 2, 2007, and as amended on July 6, 2012 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on July 13, 2012).

4.3	Form of Secured Promissory Note issued pursuant to the Loan and Security Agreement by and among the Company, Silicon Valley Bank and the Lenders listed therein, dated April 19, 2012 (the “SVB Loan and Security Agreement”) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-180694), as filed with the SEC on May 24, 2012).

10.1†	Completion of Phase III Clinical Trial, Option and Mutual Release Agreement, by and among the Company, Hyperion Therapeutics Israel holding Corp. Ltd., Andromeda Biotech Ltd., Clal Biotechnology Industries Ltd. and Yeda Research and Development Company Ltd., dated February 16, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Hyperion Therapeutics, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.